Form 10-Q
period 2022-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2022-06-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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

As of June 14, 2022, the number of shares of common stock outstanding was 6,863,744.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2022	October 31, 2021
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$96,513	$270,634
Construction in progress	678	665
Cash and cash equivalents	95,748	35,891
Investment in tenancy-in-common	18,870	19,383
Tenants’ security accounts	1,030	1,340
Receivables arising from straight-lining of rents	711	3,747
Accounts receivable, net of allowance for doubtful accounts of $1,260 and $966 as of April 30, 2022 and October 31, 2021, respectively	736	1,622
Secured loans receivable (related party)	222	5,292
Funds held in post-closing escrow	6,251	-
Prepaid expenses and other assets	2,710	5,493
Deferred charges, net	204	2,038
Interest rate swap contracts	1,493	-
Total Assets	$225,166	$346,105

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $358 as of April 30, 2022 and October 31, 2021	$137,190	$301,276
Less unamortized debt issuance costs	1,132	1,400
Mortgages payable, net	136,058	299,876

Due to affiliate	-	3,252
Deferred director compensation payable	2,317	2,475
Accounts payable and accrued expenses	1,613	2,375
Dividends payable	686	686
Tenants’ security deposits	1,303	2,039
Deferred revenue	462	1,143
Interest rate cap and swap contracts	-	2,308
Total Liabilities	142,439	314,154

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued at April 30, 2022 and October 31, 2021, respectively	-	-
Common stock with par value of $0.01 per share:
20,000,000 shares authorized at April 30, 2022 and October 31, 2021; 6,863,744 and 6,860,048 shares issued plus 176,307 and 175,923 vested share units granted to Directors at April 30, 2022 and October 31, 2021, respectively	71	71
Additional paid-in-capital	25,666	25,556
Retained earnings	56,981	12,963
Accumulated other comprehensive income (loss)	769	(2,017)
Total Common Equity	83,487	36,573
Noncontrolling interests in subsidiaries	(760)	(4,622)
Total Equity	82,727	31,951
Total Liabilities and Equity	$225,166	$346,105

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$15,778	$21,915	$6,015	$11,065
Reimbursements	1,255	3,197	498	1,653
Sundry income	231	446	102	86
Total revenue	17,264	25,558	6,615	12,804

Expenses:
Operating expenses	6,696	8,885	2,403	4,777
Management fees	811	1,087	314	561
Real estate taxes	3,295	3,959	1,432	2,042
Depreciation	2,534	4,633	714	2,338
Total expenses	13,336	18,564	4,863	9,718

Operating income	3,928	6,994	1,752	3,086

Investment income	64	59	38	29
Loss on investment in tenancy-in-common	(156)	(145)	(32)	(118)
Net gain (loss) on sale of Maryland properties	68,771	-	(1,232)	-
Interest expense including amortization of deferred financing costs	(4,455)	(6,192)	(1,527)	(3,060)
Net income (loss)	68,152	716	(1,001)	(63)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(22,727)	(149)	649	72
Net income (loss) attributable to common equity	$45,425	$567	$(352)	$9

Earnings (Loss) per share:
Basic	$6.46	$0.08	$(0.05)	$0.00
Diluted	$6.40	$0.08	$(0.05)	$0.00

Weighted average shares outstanding:
Basic	7,037	7,012	7,038	7,016
Diluted	7,108	7,012	7,038	7,018

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2022 AND 2021

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$68,152	$716	$(1,001)	$(63)

Other comprehensive income:
Unrealized gain on interest rate cap and swap contracts before reclassifications	3,081	1,052	2,325	863
Amount reclassified from accumulated other comprehensive income to interest expense	720	623	214	314
Net unrealized gain on interest rate cap and swap contracts	3,801	1,675	2,539	1,177
Comprehensive income	71,953	2,391	1,538	1,114

Net (income) loss attributable to noncontrolling interests in subsidiaries	(22,727)	(149)	649	72
Other comprehensive income:
Unrealized gain on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	(1,015)	(431)	(681)	(320)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(23,742)	(580)	(32)	(248)

Comprehensive income attributable to common equity	$48,211	$1,811	$1,506	$866

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2022

(Unaudited)

	Common Equity
	Common Stock		Additional Paid-In-	Retained	Accumulated Other Comprehensive	Total Common	Noncontrolling Interests in	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Subsidiaries	Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $17 in dividends declared payable in share units ($0.10 per share)	2		61			61		61

Distributions to noncontrolling interests in subsidiaries						-	(19,700)	(19,700)

Net income				45,777		45,777	23,376	69,153

Dividends declared, including $17 payable in share units ($0.10 per share)				(703)		(703)		(703)

Net unrealized gain on interest rate swap contracts					928	928	334	1,262

Balance at January 31, 2022	7,038	71	25,622	58,037	(1,089)	82,641	(612)	82,029

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $18 in dividends declared payable in share units ($0.10 per share)	2		39			39		39

Distributions to noncontrolling interests in subsidiaries						-	(180)	(180)

Net loss				(352)		(352)	(649)	(1,001)

Dividends declared, including $18 payable in share units ($0.10 per share)				(704)		(704)		(704)

Net unrealized gain on interest rate swap contracts					1,858	1,858	681	2,539

Balance at April 30, 2022	7,040	$71	$25,666	$56,981	$769	$83,487	$(760)	$82,727

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2021

(Unaudited)

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Retained	Accumulated Other Comprehensive	Total Common	Noncontrolling Interests in	Total
	Shares	Amount	Shares	Amount	Earnings	Loss	Equity	Subsidiaries	Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2020	7,145	$27,960	137	$(2,863)	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense		12					12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	118					118		118

Net income					558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)					(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts						387	387	111	498

Balance at January 31, 2021	7,152	28,090	137	(2,863)	13,999	(3,599)	35,627	(3,707)	31,920

Stock based compensation expense		12					12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	113					113		113

Vested share units issued to retired Director*	(4)	(72)	(4)	$72			-		-

Distributions to noncontrolling interests							-	(510)	(510)

Net income (loss)					9		9	(72)	(63)

Dividends declared, including $8 payable in share units ($0.05 per share)					(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts						857	857	320	1,177

Balance at April 30, 2021	7,155	$28,143	133	$(2,791)	$13,658	$(2,742)	$36,268	$(3,969)	$32,299

* Represents the issuance of treasury shares to retired Director for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
	(In Thousands of Dollars)
Operating activities:
Net income	$68,152	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Maryland properties	(68,771)	-
Depreciation	2,534	4,633
Amortization	602	800
Stock based compensation expense	10	24
Director fees and related interest paid in stock units	65	215
Loss on investment in tenancy-in-common	156	145
Deferred rents - straight line rent	61	213
Deferred real estate tax appeal fees	35	35
Bad debt expense	377	295
Changes in operating assets and liabilities:
Tenants' security accounts	(736)	(41)
Accounts receivable, prepaid expenses and other assets	2,377	1,565
Accounts payable, accrued expenses and deferred director compensation payable	(1,214)	223
Deferred revenue	(681)	(135)
Due to affiliate - accrued interest	(47)	84
Deferred interest on mortgages	-	(2)
Net cash provided by operating activities	2,920	8,770
Investing activities:
Proceeds from sale of Maryland properties, net	246,089	-
Proceeds from payment of secured loans receivable inclusive of accrued interest	5,094	-
Capital improvements - existing properties	(676)	(617)
Deferred leasing costs	(88)	(143)
Distribution from investment in tenancy-in-common	357	423
Net cash provided by (used in) investing activities	250,776	(337)
Financing activities:
Repayment of mortgages	(171,586)	(2,972)
Proceeds from mortgage loan refinancing	7,500	-
Deferred financing costs	(246)	(640)
Due to affiliate - loan repayment	(3,205)	(800)
Dividends paid	(1,372)	(342)
Distributions to noncontrolling interests in subsidiaries	(19,880)	(510)
Net cash used in financing activities	(188,789)	(5,264)
Net increase in cash, cash equivalents and restricted cash	64,907	3,169
Cash, cash equivalents and restricted cash, beginning of period	39,045	39,517
Cash, cash equivalents and restricted cash, end of period	$103,952	$42,686

Supplemental disclosure of cash flow data:
Interest paid	$3,900	$5,508

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$-	$15
Investing activities:
Accrued transactional costs for sales of Maryland Properties	$326	$-
Accrued capital expenditures, construction costs and pre-development costs	$93	$345
Financing activities:
Dividends declared but not paid	$686	$342
Dividends paid in share units	$35	$16
Vested share units issued to consultant and retired director	$-	$72

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$95,748	$38,627
Tenants' security accounts	1,030	1,395
Funds held in post-closing escrow	6,251	-
Mortgage escrows (included in prepaid expenses and other assets)	923	2,664
Total cash, cash equivalents and restricted cash	$103,952	$42,686

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of presentation:

First Real Estate Investment Trust of New Jersey was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, First Real Estate Investment Trust of New Jersey completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changed the law applicable to First Real Estate Investment Trust of New Jersey’s affairs from New Jersey law to Maryland law and was accomplished by the merger of First Real Estate Investment Trust of New Jersey with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of First Real Estate Investment Trust of New Jersey ceased and FREIT succeeded to all the business, properties, assets and liabilities of First Real Estate Investment Trust of New Jersey. Holders of shares of beneficial interest in First Real Estate Investment Trust of New Jersey received one newly issued share of common stock of FREIT for each share of First Real Estate Investment Trust of New Jersey owned by them, without any action of stockholders required and all treasury stock held by First Real Estate Investment Trust of New Jersey was retired.

FREIT is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS.

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

The consolidated results of operations for the six and three-month periods ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2021.

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

Note 3 – Dividends and earnings (loss) per share:

The FREIT Board of Directors (“Board”) declared a dividend of $0.10 per share in the second quarter of Fiscal 2022 which will be paid on June 15, 2022 to stockholders of record on June 1, 2022. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the six and three months ended April 30, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 71,000 and 0 shares, respectively, with an impact of approximately $0.06 and $0.00, respectively, on earnings (loss) per share. For the six months ended April 30, 2021, the outstanding stock options were anti-dilutive with no impact on earnings per share. For the three months ended April 30, 2021, the outstanding stock options increased the average dilutive shares outstanding by approximately 2,000 shares with no impact on earnings per share. There were approximately 0 and 311,000 anti-dilutive shares for the six and three months ended April 30, 2022, respectively. There were approximately 311,000 and 268,000 anti-dilutive shares for the six and three months ended April 30, 2021, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Index

Note 4 – Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. On December 30, 2021, the Rotunda property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the six months ended April 30, 2022. (See Note 7 for further details on the sales of these properties.)

For the six and three months ended April 30, 2022, FREIT recorded an unrealized gain of approximately $3,801,000 and $2,539,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the six and three months ended April 30, 2021, FREIT recorded an unrealized gain of approximately $1,675,000 and $1,177,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of April 30, 2022, there was an asset of approximately $1,204,000 for the Wayne PSC swap, $131,000 for the Regency swap and $158,000 for the Station Place swap. As of October 31, 2021, there was a liability of approximately $278,000 for the Damascus Centre swaps, $348,000 for the Wayne PSC swap, $750,000 for the Regency swap, $932,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT no longer had a controlling interest as the TIC is now under joint control.

FREIT’s investment in the TIC was approximately $18.9 million and $19.4 million at April 30, 2022 and October 31, 2021, respectively. For the six and three months ended April 30, 2022, FREIT recognized a loss on investment in TIC of approximately $156,000 and $32,000, in the accompanying condensed consolidated statements of operations. For the six and three months ended April 30, 2021, FREIT recognized a loss on investment in TIC of approximately $145,000 and $118,000, respectively, in the accompanying condensed consolidated statements of operations.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020 and will expire on February 28, 2023. The management agreement is for a term of one year and is automatically renewed for successive periods of one year unless either party gives not less than sixty (60) days prior notice of non-renewal. The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees charged to operations were approximately $197,000 and $99,000 for the six and three months ended April 30, 2022, respectively, and $187,000 and $95,000 for the six and three months ended April 30, 2021, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $0 for the six and three months ended April 30, 2022 and $10,000 and $0 for the six and three months ended April 30, 2021, respectively.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2022 and October 31, 2021, accounted for by the equity method:

	April 30,	October 31,
	2022	2021
	(In Thousands of Dollars)

Real estate, net	$77,020	$78,023
Cash and cash equivalents	1,430	1,338
Tenants' security accounts	457	484
Receivables and other assets	527	510
Total assets	$79,434	$80,355

Mortgages payable, net of unamortized debt issuance costs	$49,558	$49,691
Accounts payable and accrued expenses	247	261
Tenants' security deposits	466	484
Deferred revenue	132	99
Equity	29,031	29,820
Total liabilities & equity	$79,434	$80,355

FREIT's investment in TIC (65% interest)	$18,870	$19,383

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2022 and 2021, accounted for by the equity method:

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$3,923	$3,774	$1,969	$1,883
Operating expenses	2,275	2,114	1,074	1,123
Depreciation	1,087	1,081	545	541
Operating income	561	579	350	219

Interest expense including amortization of deferred financing costs	801	802	400	401

Net loss	$(240)	$(223)	$(50)	$(182)

FREIT's loss on investment in TIC (65% interest)	$(156)	$(145)	$(32)	$(118)

Index

Note 6 – Termination of Purchase and Sale Agreement:

FREIT previously reported that on February 4, 2022, the Superior Court of New Jersey, Monmouth County (“Court”) entered an Order with respect to summary judgment motions filed by the parties in connection with litigation between certain affiliates of FREIT (the “Sellers” or “Defendant”) and Sinatra Properties, LLC (“Sinatra” or “Plaintiff”). The litigation relates to a Purchase and Sale Agreement entered into on January 14, 2020 (“PSA”) between the Sellers and Sinatra involving the sale by the Sellers of 100% of their ownership interests in six (6) real properties held by the Sellers.

The February 4, 2022 Order provides as follows:

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

(3) The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

The Sellers have been evaluating the February 4, 2022 Order and their rights and remedies with respect thereto.

On May 31, 2022, Sinatra filed a Motion for Reconsideration with the Court, requesting that the Court reconsider its February 4, 2022 Order and, among other things, (a) grant Sinatra’s motion for summary judgment, and (b) reverse the Court’s findings that (1) Sinatra breached the PSA, (2) the Sellers did not breach the PSA and (3) the Court’s dismissal of the Complaint and Lis Pendens.

The Sellers continue to believe that the allegations set forth in the Complaint and Answer filed by Sinatra and in the Answer and Affirmative Defenses filed by Sinatra and Kushner Realty Acquisition LLC are without merit.

Through the quarter ended April 30, 2022, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of operations. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $892,000 and $279,000 for the six and three months ended April 30, 2022, respectively, and $1,108,000 and $628,000, for the six and three months ended April 30, 2021, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

Index

Note 7 – Maryland property dispositions:

On November 22, 2021, certain affiliates (the “Maryland Sellers”) of FREIT entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Maryland Purchaser”), a third party, pursuant to which the Maryland Sellers agreed to sell three properties to the Maryland Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Maryland Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

On December 30, 2021, the sale of the Rotunda Property which had a net book value of approximately $136.1 million, was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $36.5 million (inclusive of approximately $0.7 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the partners in Grande Rotunda (FREIT with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $4.8 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. As of April 30, 2022, approximately $710,000 of these funds has been released from escrow to Grande Rotunda. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in post-closing escrow for rents are anticipated to be released and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of April 30, 2022. The net proceeds from the sale were distributed to the partners in Grande Rotunda with FREIT receiving approximately $21.4 million based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $50 million (as adjusted) which includes approximately $7 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. As of April 30, 2022, secured loans including accrued interest held by certain members in Rotunda 100 in the amount of approximately $5.1 million were repaid to FREIT.

On January 7, 2022, the sale of the Westridge Square Property which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT received net proceeds from the sale of approximately $0.1 million (inclusive of approximately $0.8 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.5 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of WestFREIT under certain leases remained unpaid. As of April 30, 2022, approximately $821,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million which includes approximately $0.8 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

Index

On January 10, 2022, the sale of the Damascus Property which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $17.3 million (inclusive of approximately $0.4 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Damascus Centre under certain leases remained unpaid. As of April 30, 2022, approximately $415,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The net proceeds from the sale were distributed to the partners in Damascus Centre with FREIT receiving approximately $11.8 million based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million which includes approximately $0.4 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

In summary, the sale of the Maryland Properties having a total net book value of $172.2 million, was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of April 30, 2022, approximately $1,946,000 of these funds have been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in post-closing escrow for rents anticipated to be released and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of April 30, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Index

Note 8 – Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda Property which was sold on December 30, 2021 and was formerly managed by an independent third party management company. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) expires on October 31, 2023 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $790,000 and $1,062,000 for the six months ended April 30, 2022 and 2021, respectively, and $306,000 and $549,000 for the three months ended April 30, 2022 and 2021, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $348,000 and $255,000 for the six months ended April 30, 2022 and 2021, respectively, and $164,000 and $126,000 for the three months ended April 30, 2022 and 2021, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $59,000 and $71,000 for the six months ended April 30, 2022 and 2021, respectively, and $7,000 and $2,000 for the three months ended April 30, 2022 and 2021, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the six and three months ended April 30, 2022 were approximately $6,294,000 and $0, respectively. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the six months ended April 30, 2022. The commission for the refinancing of the loan on the Boulders property was a deferred mortgage cost included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet as of April 30, 2022. Such fees incurred for the six and three months ended April 30, 2021 were approximately $236,500 and $236,500, respectively. Fees incurred during Fiscal 2021 related to commissions to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT loan; $32,500 for the renewal of FREIT’s line of credit.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the six months ended April 30, 2022 and 2021 was approximately $279,000 and $232,000, respectively, for Robert S. Hekemian, Jr., $20,000 and $15,000, respectively, for Allan Tubin and $29,000 and $27,000, respectively, for David Hekemian. Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the three months ended April 30, 2022 and 2021 was approximately $141,000 and $116,000, respectively, for Robert S. Hekemian, Jr., $10,000 and $8,000, respectively, for Allan Tubin and $14,000 and $10,000, respectively, for David Hekemian (See Note 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Index

The equity owners of Rotunda 100, which owns a 40% minority equity interest in Grande Rotunda, are principally employees of Hekemian & Co. To incentivize the employees of Hekemian & Co., FREIT advanced, only to employees of Hekemian & Co., up to 50% of the amount of the equity contributions that the Hekemian & Co. employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans are secured by the Hekemian & Co. employees’ interests in Rotunda 100 and are full recourse loans. On December 7, 2017, the Board approved a further extension of the previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda Property. On December 30, 2021, the Rotunda Property was sold and the net sales proceeds were distributed to the partners in Grande Rotunda. (See Note 7 for further details.) As of April 30, 2022, approximately $5.1 million of the secured loans receivable (including accrued interest) were repaid to FREIT. The aggregate outstanding principal balance of the Rotunda 100 notes was approximately $167,000 and $4,000,000 at April 30, 2022 and October 31, 2021, respectively. The accrued but unpaid interest related to these notes as of April 30, 2022 and October 31, 2021 amounted to approximately $56,000 and $1,292,000, respectively, and is included in secured loans receivable on the accompanying condensed consolidated balance sheets.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including interest) which was included in “Due to affiliate” on the accompanying condensed consolidated balance sheet. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. As of April 30, 2022, all loans were repaid in full to each of the partners.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. On March 10, 2022, the equity owners in Wayne PSC, H-TPKE and FREIT, each entered into a grid promissory note for funding up to $600,000 and $400,000, respectively, based on each owner’s respective pro-rata share. During May 2022, Wayne PSC required funding by each of the partners totaling $500,000, with each owner contributing its respective pro-rata share of Wayne PSC, H-TPKE funded $300,000 and FREIT funded $200,000.

Note 9 – Mortgage financings and line of credit:

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

In accordance with certain loan agreements, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan. As a result of the COVID-19 pandemic, rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan with a balance of approximately $22.2 million as of April 30, 2022. On June 2, 2022, the lender agreed to waive the covenant default subject to the loan being paid off on or before September 1, 2022. Additionally, Wayne PSC is in the process of refinancing this loan with a new lender in the amount of $25 million, which would be interest only for a term of three years and based on a fixed interest rate of 5%. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.

Index

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2022 and October 31, 2021:

($ in Millions)	April 30, 2022	October 31, 2021

Fair Value	$131.8	$301.6

Carrying Value, Net	$136.1	$299.9

Fair values are estimated based on market interest rates at April 30, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

FREIT, through its chief operating and decision making group, assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three month periods ended April 30, 2022 and 2021. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,266	$12,414	$1,945	$6,063
Residential	11,059	13,357	4,721	6,748
Total real estate rental revenue	17,325	25,771	6,666	12,811

Real estate operating expenses:
Commercial	3,919	5,811	1,234	3,184
Residential	4,687	5,390	2,046	2,726
Total real estate operating expenses	8,606	11,201	3,280	5,910

Net operating income:
Commercial	2,347	6,603	711	2,879
Residential	6,372	7,967	2,675	4,022
Total net operating income	$8,719	$14,570	$3,386	$6,901

Recurring capital improvements - residential	$(206)	$(180)	$(158)	$(98)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$8,719	$14,570	$3,386	$6,901
Deferred rents - straight lining	(61)	(213)	(51)	(7)
Investment income	64	59	38	29
General and administrative expenses	(2,196)	(2,730)	(869)	(1,470)
Loss on investment in tenancy-in-common	(156)	(145)	(32)	(118)
Depreciation	(2,534)	(4,633)	(714)	(2,338)
Net gain (loss) on sale of Maryland properties	68,771	-	(1,232)	-
Financing costs	(4,455)	(6,192)	(1,527)	(3,060)
Net income (loss)	68,152	716	(1,001)	(63)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(22,727)	(149)	649	72
Net income (loss) attributable to common equity	$45,425	$567	$(352)	$9

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) and 100% of its capital gains to its stockholders as dividends for the fiscal year ending October 31, 2022. FREIT distributed 99% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT’s condensed consolidated financial statements for the six and three months ended April 30, 2022 and 2021.

As of April 30, 2022, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2018 remain open to examination by the major taxing jurisdictions.

Index

Note 13 – Equity incentive plan:

As of April 30, 2022, 442,060 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the six and three month periods ended April 30, 2022 and 2021:

	Six and Three Months Ended April 30, 2022		Six and Three Months Ended April 30, 2021
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	309,450		308,310
Options exercisable at end of period	293,540		277,340

For the six and three month periods ended April 30, 2022, compensation expense related to stock options vested amounted to approximately $10,000 and $5,000, respectively. For the six and three month periods ended April 30, 2021, compensation expense related to stock options vested amounted to approximately $24,000 and $12,000, respectively. At April 30, 2022, there was approximately $20,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 1.1 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at April 30, 2022 was approximately $1,978,000 and $1,830,000, respectively.

Note 14 – Deferred fee plan:

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its executive officers and directors, one of which provides for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all director fees on a prospective basis; (ii) interest on director fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account will be determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan.

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

For the six month periods ended April 30, 2022 and 2021, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $100,500 and $230,600, respectively, which have been paid through the issuance of 4,080 and 13,233 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the six-month periods ended April 30, 2022 and 2021, FREIT has charged as expense approximately $65,200 and $214,600, respectively, representing deferred director fees and interest, and the balance of approximately $35,300 and $16,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 would be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the participant. As of April 30, 2022 and October 31, 2021, approximately $1,366,000 and $1,454,000, respectively, of fees has been deferred together with accrued interest of approximately $951,000 and $1,021,000, respectively.

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

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of April 30, 2022, is as follows:

Year Ending October 31,	Amount
2022*	$5,740
2023	5,647
2024	4,541
2025	3,827
2026	3,077
Thereafter	4,526
Total	$27,358

* Amount represents full fiscal year and excludes rents from the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively.

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three month periods ended April 30, 2022 and 2021 were not material.

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

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties have continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants were adversely affected by the previously mandated shut downs and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other COVID-19 variants. The Company continues to closely monitor changes in the collectability assessment of its tenant receivables. For the six and three months ended April 30, 2022, rental revenue deemed uncollectible of approximately $0.4 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. For the six and three months ended April 30, 2021, rental revenue deemed uncollectible of approximately $0.9 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.6 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the six and three months ended April 30, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT has offered rent abatements totaling approximately $9,000 and $0 (with a consolidated impact to FREIT of approximately $9,000 and $0) for the six and three months ended April 30, 2022, respectively, and $101,000 and $51,000 (with a consolidated impact to FREIT of approximately $71,000 and $40,000) for the six and three months ended April 30, 2021, respectively. There were no significant deferrals of rent over a specified time period offered to its commercial tenants for the six and three months ended April 30, 2022 and 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

For the six months ended April 30, 2022, we have experienced a positive cash flow from operations with cash provided by operations of approximately $2.9 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2022 of approximately $95.7 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9) and the additional $7.5 million in funds available to be drawn upon on the Boulders loan (See Note 9 for additional details). This cash and available cash will provide us with sufficient liquidity for at least the next twelve months from the filing of this quarterly report on Form 10-Q including, partial or full payment of the Wayne PSC loan should we be unable to resolve the Wayne PSC covenant non-compliance and the bank exercises its remedies under the loan agreement, and after giving consideration to the dividends we may need to distribute over this period to maintain our status as a REIT.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

Index

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Identifying Important Factors That Could Cause First Real Estate Investment Trust of New Jersey, Inc.’s (“FREIT”) Actual Results to Differ From Those Projected in Forward Looking Statements.

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

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties and additional rents derived from operating commercial properties. FREIT’s properties are primarily located in northern New Jersey and New York.

Maryland Property Dispositions:

On November 22, 2021, certain affiliates (the “Maryland Sellers”) of FREIT entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Maryland Purchaser”), a third party, pursuant to which the Maryland Sellers agreed to sell three properties to the Maryland Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT owns 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Maryland Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release

Index

and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

The sale of the Maryland Properties having a total net book value of $172.2 million, was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of April 30, 2022, approximately $1,946,000 of these funds have been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in post-closing escrow for rents anticipated to be released and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of April 30, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million. See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of these three properties.

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

As the impact of the pandemic evolves, it continues to cause uncertainty and volatility in the financial markets. Many U.S. industries and businesses were negatively affected and millions of people filed for unemployment resulting in the U.S. unemployment rate rising to 14.7% in April 2020, which was the highest recorded rate since the Great Depression. Since April 2020, the U.S unemployment rate has declined to 3.6% as of April 2022. However, the annual inflation rate in the U.S. has accelerated to 8.3% in April 2022, the highest since 1982, which is primarily driven by soaring food prices and energy costs, labor shortages and supply disruptions.

Despite the COVID-19 pandemic and preventive measures taken to mitigate the spread, our residential properties continued to generate cash flow. At our commercial properties, with the exception of grocery stores and other "essential" businesses, many of our retail tenants were adversely affected by the previously mandated shut downs and the continued lingering impact to consumer sentiment and preferences for safety amid the reemergence of other COVID-19 variants. The Company continues to closely monitor changes in the collectability assessment of its tenant receivables. For the six and three months ended April 30, 2022, rental revenue deemed uncollectible of approximately $0.4 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. For the six and three months ended April 30, 2021, rental revenue deemed uncollectible of approximately $0.9 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.6 million and $0.2 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the six and three months ended April 30, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT has offered rent abatements totaling approximately $9,000 and $0 (with a consolidated impact to FREIT of approximately $9,000 and $0) for the six and three months ended April 30, 2022, respectively, and $101,000 and $51,000 (with a consolidated impact to FREIT of approximately $71,000 and $40,000) for the six and three months ended April 30, 2021, respectively. There were no significant deferrals of rent over a specified time period offered to its commercial tenants for the six and three months ended April 30, 2022 and 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

For the six months ended April 30, 2022, we have experienced a positive cash flow from operations with cash provided by operations of approximately $2.9 million. This could change based on the duration of the pandemic, which is uncertain. We believe that our cash balance as of April 30, 2022 of approximately $95.7 million coupled with a $13 million available line of credit (available through October 31, 2023, see Note 9 to FREIT’s condensed consolidated financial statements for further details) and the additional $7.5 million in funds available to be drawn upon on the Boulders loan (See Note 9 to FREIT’s condensed consolidated financial statements for further details). This cash and available cash will provide us with sufficient liquidity for at least the next twelve months from the filing of this quarterly report on Form 10-Q including, partial or full repayment of the Wayne PSC loan should we be unable to resolve the Wayne PSC covenant non-compliance and the bank exercises its remedies under the loan agreement, and after giving consideration to the dividends we may need to distribute over this period to maintain our status as a REIT.

Index

The extent of the effects of COVID-19 on our business, results of operations, cash flows, value of our real estate assets and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

Residential Properties: While our residential properties continue to generate positive cash flow, the impact COVID-19, the significant rise in inflation and rising interest rates may have on these properties over the next year is uncertain.

Commercial Properties: There continues to be uncertainty in the retail environment that could have an adverse impact on FREIT’s retail tenants, which could have an adverse impact on FREIT. The impact COVID-19, the significant rise in inflation and rising interest rates may have on the operating and financial performance of our commercial properties is currently uncertain.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. (See Note 6 to FREIT’s condensed consolidated financial statements).

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

In accordance with certain loan agreements, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan. As a result of the COVID-19 pandemic, rent losses and the planning for a potential redevelopment of its shopping center, as of October 31, 2021, Wayne PSC was not, and currently is not, in compliance with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it is unable to comply with this covenant. As such, the bank could exercise its remedies under the loan agreement including, among other things, requiring a partial or full repayment of the loan with a balance of approximately $22.2 million as of April 30, 2022. On June 2, 2022, the lender agreed to waive the covenant default subject to the loan being paid off on or before September 1, 2022. Additionally, Wayne PSC is in the process of refinancing this loan with a new lender in the amount of $25 million, which would be interest only for a term of three years and based on a fixed interest rate of 5%. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, have been applied consistently as of April 30, 2022, and for the six and three months ended April 30, 2022 and 2021. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

See Note 2 to FREIT’s condensed consolidated financial statements for recently issued accounting standards.

Index

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2022 (“Current Six Months”) decreased 32.5% to $17,264,000, compared to $25,558,000 for the six months ended April 30, 2021 (“Prior Year’s Six Months”). For the three months ended April 30, 2022 (“Current Quarter”) real estate revenue decreased 48.3% to $6,615,000, compared to $12,804,000 for the three months ended April 30, 2021 (“Prior Year’s Quarter”).

The decrease in revenue for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $8.5 million attributed to the Maryland Properties sold; (b) a decrease from the commercial segment of approximately $0.4 million, excluding the Maryland Properties sold, primarily attributed to approximately $0.2 million in rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Six Months and a $0.2 million decrease resulting from a decline in the average occupancy rate to 67.7% from 69.5% in the Prior Year’s Six Months; offset by (c) an increase from the residential segment of approximately $0.6 million, excluding the Icon at the Rotunda Property sold, driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.7% from 97.1% in the Prior Year’s Six Months.

The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $6.2 million attributed to the Maryland Properties sold; (b) a decrease from the commercial segment of approximately $0.3 million, excluding the Maryland Properties sold, primarily attributed to approximately $0.2 million in rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Quarter and a $0.1 million decrease resulting from a decline in the average occupancy rate to 66.6% from 68.8% in the Prior Year’s Quarter; offset by (c) an increase from the residential segment of approximately $0.3 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.5% from 96.8% in the Prior Year’s Quarter.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Six Months and Current Quarter was net income of $45,425,000 ($6.46 per share basic and $6.40 per share diluted) and net loss of $352,000 (($0.05) per share basic and diluted), compared to $567,000 ($0.08 per share basic and diluted) and $9,000 ($0.00 per share basic and diluted), for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the six and three months ended April 30, 2022 and 2021:

NON-GAAP NET INCOME (LOSS) COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2022	2021	Change	2022	2021	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$2,286	$6,390	$(4,104)	$660	$2,872	$(2,212)
Residential properties	6,372	7,967	(1,595)	2,675	4,022	(1,347)
Total income from real estate operations	8,658	14,357	(5,699)	3,335	6,894	(3,559)

Financing costs:
Fixed rate mortgages	(2,431)	(2,903)	472	(1,089)	(1,442)	353
Floating rate mortgages	(1,217)	(2,581)	1,364	(265)	(1,265)	1,000
Interest rate swap contracts breakage fee	(213)	—	(213)	—	—	—
Other - Corporate interest	(80)	(140)	60	(22)	(79)	57
Mortgage cost amortization	(514)	(568)	54	(151)	(274)	123
Total financing costs	(4,455)	(6,192)	1,737	(1,527)	(3,060)	1,533

Investment income	64	59	5	38	29	9

General & administrative expenses:
Accounting fees	(251)	(264)	13	(113)	(110)	(3)
Legal and professional fees	(1,010)	(1,177)	167	(297)	(645)	348
Directors fees	(533)	(465)	(68)	(260)	(228)	(32)
Stock option expense	(10)	(24)	14	(5)	(12)	7
Corporate expenses	(392)	(800)	408	(194)	(475)	281
Total general & administrative expenses	(2,196)	(2,730)	534	(869)	(1,470)	601

Depreciation	(2,534)	(4,633)	2,099	(714)	(2,338)	1,624
Loss on investment in tenancy-in-common	(156)	(145)	(11)	(32)	(118)	86
Adjusted net (loss) income	(619)	716	(1,335)	231	(63)	294

Net gain (loss) on sale of Maryland properties	68,771	—	68,771	(1,232)	—	(1,232)
Net income (loss)	68,152	716	67,436	(1,001)	(63)	(938)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(22,727)	(149)	(22,578)	649	72	577

Net income (loss) attributable to common equity	$45,425	$567	$44,858	$(352)	$9	$(361)

The condensed consolidated results of operations for the Current Six Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations which is a non-

Index

GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

Adjusted net (loss) income for the Current Six Months and Current Quarter was net loss of $619,000 (($0.09) per share basic and diluted) and net income of $231,000 ($0.03 per share basic and diluted), compared to net income of $716,000 ($0.10 per share basic and diluted) and net loss of $63,000 (($0.01) per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on sale of Maryland properties in Fiscal 2022.

The decrease in adjusted net income for the Current Six Months was primarily driven by the following: (a) a decrease of approximately $2.4 million (with a consolidated impact to FREIT of approximately $1.7 million) attributed to the Maryland Properties sold; offset by (b) a decrease in general and administrative expenses (“G&A”) of approximately $0.5 million primarily driven by reincorporation expenses in the amount of approximately $0.4 million incurred in the Prior Year’s Six Months and a decline in legal costs in the amount of approximately $0.2 million attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (c) a decrease in interest expense of approximately $0.2 million attributed to the refinancing of the loan on the Boulders property in the Current Six Months resulting in a reduction in the interest rate and principal balance of the loan; (d) a decrease in the reserve for uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million), excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Six Months; and (e) an increase in revenue of approximately $0.2 million (with a consolidated impact to FREIT of approximately $0.3 million), excluding the Maryland Properties sold.

The increase in adjusted net income for the Current Quarter was primarily driven by the following: (a) a decrease in G&A of approximately $0.6 million primarily driven by reincorporation expenses in the amount of approximately $0.3 million incurred in the Prior Year’s Quarter and a decline in legal costs in the amount of approximately $0.3 million attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) a decrease in the reserve for uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million), excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Quarter; (c) a decline in snow removal costs of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million), excluding the Maryland Properties sold; (d) a decrease in interest expense of approximately $0.1 million attributed to the refinancing of the loan on the Boulders property resulting in a reduction in the interest rate and principal balance of the loan; and (e) a decrease in loss on investment in tenancy-in-common of approximately $0.1 million; offset by (f) a decrease of approximately $1 million (with a consolidated impact to FREIT of approximately $0.8 million) attributed to the Maryland Properties sold. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$5,006	$8,987	$(3,981)	-44.3%	$10,833	$13,141	$(2,308)	-17.6%	$15,839	$22,128
Reimbursements	1,232	3,119	(1,887)	-60.5%	23	78	(55)	-70.5%	1,255	3,197
Other	28	308	(280)	-90.9%	203	138	65	47.1%	231	446
Total revenue	6,266	12,414	(6,148)	-49.5%	11,059	13,357	(2,298)	-17.2%	17,325	25,771
Operating expenses	3,919	5,811	(1,892)	-32.6%	4,687	5,390	(703)	-13.0%	8,606	11,201
Net operating income	$2,347	$6,603	$(4,256)	-64.5%	$6,372	$7,967	$(1,595)	-20.0%	8,719	14,570

Average Occupancy % *	67.7%	69.5%		-1.8%	98.7%	97.1%		1.6%

			Reconciliation to condensed consolidated net income-common equity:
			Deferred rents - straight lining						(61)	(213)
			Investment income						64	59
			General and administrative expenses						(2,196)	(2,730)
			Loss on investment in tenancy-in-common						(156)	(145)
			Depreciation						(2,534)	(4,633)
			Net gain on sale of Maryland properties						68,771	—
			Financing costs						(4,455)	(6,192)
			Net income						68,152	716
			Net income attributable to noncontrolling interests in subsidiaries						(22,727)	(149)
			Net income attributable to common equity						$45,425	$567

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,430	$4,436	$(3,006)	-67.8%	$4,636	$6,636	$(2,000)	-30.1%	$6,066	$11,072
Reimbursements	505	1,615	(1,110)	-68.7%	(7)	38	(45)	-118.4%	498	1,653
Other	10	12	(2)	-16.7%	92	74	18	24.3%	102	86
Total revenue	1,945	6,063	(4,118)	-67.9%	4,721	6,748	(2,027)	-30.0%	6,666	12,811
Operating expenses	1,234	3,184	(1,950)	-61.2%	2,046	2,726	(680)	-24.9%	3,280	5,910
Net operating income	$711	$2,879	$(2,168)	-75.3%	$2,675	$4,022	$(1,347)	-33.5%	3,386	6,901

Average Occupancy % *	66.6%	68.8%		-2.2%	98.5%	96.8%		1.7%

			Reconciliation to condensed consolidated net (loss) income-common equity:
			Deferred rents - straight lining						(51)	(7)
			Investment income						38	29
			General and administrative expenses						(869)	(1,470)
			Loss on investment in tenancy-in-common						(32)	(118)
			Depreciation						(714)	(2,338)
			Net loss on sale of Maryland properties						(1,232)	—
			Financing costs						(1,527)	(3,060)
			Net loss						(1,001)	(63)
			Net loss attributable to noncontrolling interests in subsidiaries						649	72
			Net (loss) income attributable to common equity						$(352)	$9

*	Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the Current Six Months. See Note 7 to FREIT Maryland’s condensed consolidated financial statements for further details.

NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes deferred rents (straight lining), depreciation, financing costs and other items. FREIT assesses and measures segment operating results based on NOI.

Same Property NOI: FREIT considers same property net operating income (“Same Property NOI”) to be a useful supplemental non-GAAP measure of its operating performance. FREIT defines same property within both the commercial and residential segments to be those properties that FREIT has owned and operated for both the current and prior periods presented, excluding those properties that FREIT acquired, sold or redeveloped during those periods. Any newly acquired property that has been in operation for less than

Index

a year, any property that is undergoing a major redevelopment but may still be in operation at less than full capacity, and/or any property that has been sold is not considered same property.

NOI and Same Property NOI are non-GAAP financial measures and are not measures of operating results or cash flow as measured by GAAP, and are not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Three of these properties are multi-tenanted retail centers, one is a single tenanted retail center located in Glen Rock, New Jersey and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of these three properties.)

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 49.5% and 67.9%, respectively, and NOI decreased by 64.5% and 75.3%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Six Months and Current Quarter decreased by 1.8% and 2.2%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $5.7 million (excluding an increase in the straight-line rent receivable of approximately $0.1 million) attributed to the Maryland Properties sold; and (b) a decrease of approximately $0.4 million, excluding the Maryland Properties sold, primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Six Months and a decline in the average occupancy rate to 67.7% from 69.5% in the Prior Year’s Six Months. The decrease in NOI for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $4.1 million attributed to the Maryland Properties sold; (b) a decline in revenue of approximately $0.4 million, excluding the Maryland Properties sold, as explained above; offset by (c) a decrease in the reserve for uncollectible rents of approximately $0.2 million, excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Six Months.

The decline in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $3.9 million attributed to the Maryland Properties sold; and (b) a decrease of approximately $0.3 million, excluding the Maryland Properties sold, primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Quarter and a decline in the average occupancy rate to 66.6% from 68.8% in the Prior Year’s Quarter. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $2.3 million attributed to the Maryland Properties sold; (b) a decline in revenue of approximately $0.3 million, excluding the Maryland Properties sold, as explained above; offset by (c) a decrease in the reserve for uncollectible rents of approximately $0.2 million, excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Quarter; and (d) a decline in snow removal costs of approximately $0.2 million, excluding the Maryland Properties sold.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Current Six Months. Same property revenue for the Current Six Months and Current Quarter decreased by 9% and 11.4%, respectively, and same property NOI decreased by 6.5% and increased by 19.1%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months (excluding any leases executed for the Rotunda Property, the Westridge Square Property and the Damascus Property which were sold in the Current Six Months):

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	90,493	$5.51	$6.67	-17.4%	$—	$0.02

Non-comparable leases	5	11,875	$26.37	N/A	N/A	$1.07	$1.32

Total leasing activity	10	102,368

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

Index

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Icon at the Rotunda Property which was sold on December 30, 2021 (see Note 7 to FREIT’s condensed consolidated financial statements) and the Pierre Towers property which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the table above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter decreased by 17.2% and 30%, respectively, and NOI decreased by 20% and 33.5%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Six Months and Current Quarter increased by 1.6% and 1.7%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $2.9 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $0.6 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents and an increase in the average occupancy rate to 98.7% from 97.1% in the Prior Year’s Quarter. The decrease in NOI for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $2.1 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase in revenue of approximately $0.6 million, excluding the Icon at the Rotunda Property; and (c) a decrease in the reserve for uncollectible rents of approximately $0.1 million, excluding the Maryland Properties sold.

The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $2.3 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $0.3 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents and an increase in the average occupancy rate to 98.5% from 96.8% in the Prior Year’s Quarter. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $1.7 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $0.3 million in revenue, excluding the Icon at the Rotunda Property sold; (c) a decrease in the reserve for uncollectible rents of approximately $0.1 million, excluding the Maryland Properties sold; and (d) a decline in snow removal costs of approximately $0.1 million, excluding the Maryland Properties sold.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda property was excluded from same property results for all periods presented because this property was sold in the Current Six Months. Same property revenue for the Current Six Months and Current Quarter increased by 7.2% and 6.9%, respectively, and same property NOI increased by 10.4% and 13.7%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes the Icon at the Rotunda property which was sold in the Current Six Months), at the end of the Current Quarter and the Prior Year’s Quarter were $1,984 and $1,892, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $189,000 and $186,000, respectively.

Capital expenditures: Since all of FREIT’s apartment communities, with the exception of the Boulders, Regency and Station Place properties, were constructed more than 25 years ago, FREIT tends to spend more in any given year on maintenance and capital improvements than may be spent on newer properties. As a result of the COVID-19 global pandemic, only capital improvements deemed essential are being made at this time. Funds for these capital projects are available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,359	$2,903	$1,037	$1,442
New	72	—	52	—
Variable rate mortgages:
1st Mortgages
Existing	1,217	2,581	265	1,265
New	—	—	—	—
Interest rate swap contracts breakage fee	213		—	—
Other	80	140	22	79
Total financing costs, gross	3,941	5,624	1,376	2,786
Amortization of mortgage costs	514	568	151	274
Total financing costs, net	$4,455	$6,192	$1,527	$3,060

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Index

Total financing costs for the Current Six Months decreased by approximately $1,737,000, or 28.1%, compared to the Prior Year’s Six Months which was primarily attributable to the following: (a) a decline of approximately $1,758,000 primarily attributed to the pay-down of the loans outstanding on the Maryland Properties sold in the Current Six Months; (b) a decrease of approximately $165,000 attributed to the refinancing of the loan on the Boulders property in the Current Six Months resulting in a reduction in the interest rate from 5.37% to 2.85% and in the principal balance from approximately $14.4 million to $7.5 million; offset by (c) an increase of approximately $213,000 attributed to a breakage fee on the early termination of the interest rate swap contracts relating to the loan outstanding on the Damascus property, which was repaid from the net proceeds of the sale of the Damascus property in the Current Six Months.

Total financing costs for the Current Quarter decreased by approximately $1,533,000, or 50.1%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decline of approximately $1,399,000 primarily attributed to the pay-down of the loans outstanding on the Maryland Properties sold; and (b) a decrease of approximately $117,000 attributed to the refinancing of the loan on the Boulders property.

(See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of these three properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Six Months and Current Quarter was approximately $2,196,000 and $869,000, respectively, compared to $2,730,000 and $1,470,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Six Months was primarily driven by reincorporation expenses in the amount of approximately $0.4 million incurred in the Prior Year’s Six Months and a decline in legal costs in the amount of approximately $0.2 million attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC. The decrease in G&A for the Current Quarter was primarily driven by reincorporation expenses in the amount of approximately $0.3 million incurred in the Prior Year’s Quarter and a decline in legal costs in the amount of approximately $0.3 million attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $2,534,000 and $714,000, respectively, compared to $4,633,000 and $2,338,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Six Months and Current Quarter was primarily attributable the sale of the Maryland Properties. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of these three properties.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $2.9 million for the Current Six Months compared to net cash provided by operating activities of approximately $8.8 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2022, FREIT had cash, cash equivalents and restricted cash totaling $104 million, compared to $39 million at October 31, 2021. The increase in cash in the Current Six Months was primarily attributable to approximately $250.8 million in net cash provided by investing activities including capital expenditures and $2.9 million in net cash provided by operating activities offset by approximately $188.8 million in net cash used in financing activities. The increase in cash of approximately $64.9 million was primarily attributed to the following: (a) a distribution of net proceeds received from the sale of the Rotunda Property of approximately $54.2 million (inclusive of a loan repayment from Grande Rotunda of approximately $27.7 million and repayment of secured loans receivable including accrued interest by certain members in Rotunda 100 of approximately $5.1 million); (b) a distribution of net proceeds received from the sale of the Damascus Property of approximately $11.8 million; (c) net proceeds received from the sale of the Westridge Square Property of approximately $0.1 million; (d) anticipated funds to be released of approximately $6.3 million and funds released of approximately $1.9 million from the funds held in post-closing escrow for rents related to the sale of the Maryland Properties; offset by (e) a loan pay-down including closing costs of approximately $7.6 million attributed to the refinancing of the loan on the Boulders property; and (f) dividends paid in the Current Six Months the amount of approximately $1.4 million. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of these three properties.)

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest

Index

rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the Board declared a dividend of $0.10 per share in the second quarter of Fiscal 2022 which will be paid on June 15, 2022 to stockholders of record on June 1, 2022. The Board will continue to evaluate the dividend on a quarterly basis.

As of April 30, 2022, FREIT’s aggregate outstanding mortgage debt was $137.2 million, which bears a weighted average interest rate of 3.96% and an average life of approximately 1.9 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$47.4 (A)	$17.1	$16.5	$13.9	$0.0	$0.0	$10.5	$26.0

	(A)	Includes the following:
		(1) A loan on the Preakness Shopping Center located in Wayne, New Jersey in the amount of approximately $22.2 million. Although the Company continues to make its required debt service payments in accordance with the loan agreement, it was unable to comply with a look back debt service coverage ratio loan covenant contained in the mortgage loan agreement held by People’s United Bank. On June 2, 2022, the lender agreed to waive the covenant default subject to the loan being paid off on or before September 1, 2022. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

		(2) A loan on the Westwood Hills property located in Westwood, New Jersey in the amount of $25 million which matures on October 1, 2022 and has an option to extend for two (2) additional six (6)-month periods from the maturity date, subject to provisions of the loan agreement.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2022 and October 31, 2021:

($ in Millions)	April 30, 2022	October 31, 2021

Fair Value	$131.8	$301.6

Carrying Value, Net	$136.1	$299.9

Fair values are estimated based on market interest rates at April 30, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2022, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $3.6 million, and a 1% decrease would increase the fair value by $3.8 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

Interest rate swap contracts: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT enters into these swap contracts with a counterparty that is usually a high-quality commercial bank. In essence, FREIT agrees to pay its counterparties a fixed rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt) over a term equal to the term of the mortgage

Index

notes. FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as the mortgage notes.

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,754,000 at April 30, 2022) for the Regency swap, a notional amount of approximately $25,800,000 ($21,949,000 at April 30, 2022) for the Wayne PSC swap and a notional amount of approximately $12,350,000 ($11,862,000 at April 30, 2022) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the six months ended April 30, 2022. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

Interest rate cap contract: To limit exposure on interest rate volatility, FREIT uses an interest rate cap contract to cap a floating interest rate at a set pre-determined rate. FREIT enters into cap contracts with a counterparty that is usually a high-quality commercial bank. In essence, so long as the floating interest rate is below the cap rate, FREIT agrees to pay its counterparties a variable rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt). Once the floating interest rate rises above the cap rate, FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest above the cap on that same notional amount.

FREIT had a variable interest rate loan secured by its Rotunda Property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap contract on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance in the amount of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap contract on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. On December 30, 2021, the Rotunda Property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s condensed consolidated statement of operations; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap and cap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2022, the contracts for Regency, Station Place and Wayne PSC were in FREIT’s favor. If FREIT had terminated these contracts at that date it would have realized gains of approximately $131,000 for the Regency swap, $158,000 for the Station Place swap and $1,204,000 for the Wayne PSC swap all of which have been included as an asset in FREIT’s condensed consolidated balance sheet as at April 30, 2022. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the six and three months ended April 30, 2022, FREIT recorded an unrealized gain of approximately $3,801,000 and $2,539,000, respectively, in the condensed consolidated statements of comprehensive income. For the six and three months ended April 30, 2021, FREIT recorded an unrealized gain of approximately $1,675,000 and $1,177,000, respectively, in the condensed consolidated statements of comprehensive income.

Index

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

ADJUSTED FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FREIT does not include distributions from equity/debt/capital gain sources in its computation of FFO. Although many consider FFO as the standard measurement of a REIT’s performance, FREIT modified the NAREIT computation of FFO to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments to GAAP net income are straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of its operating performance. FREIT computes FFO and AFFO as follows:

	For the Six Months Ended April 30,		For the Three Months Ended April 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$68,152	$716	$(1,001)	$(63)
Depreciation of consolidated properties	2,534	4,633	714	2,338
Amortization of deferred leasing costs	88	232	17	122
Distributions to non-controlling interests	(525)	(510)	(180)	(510)
Net (gain) loss on sale of Maryland properties	(68,771)	—	1,232	—
Adjustment to loss in investment in tenancy-in-common for depreciation	707	703	354	352
FFO	$2,185	$5,774	$1,136	$2,239

Per Share - Basic and Diluted	$0.31	$0.82	$0.16	$0.32

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$2,185	$5,774	$1,136	$2,239
Deferred rents (Straight lining)	61	213	51	7
Capital Improvements - Apartments	(206)	(180)	(158)	(98)
AFFO	$2,040	$5,807	$1,029	$2,148

Per Share - Basic and Diluted	$0.29	$0.83	$0.15	$0.31

Weighted Average Shares Outstanding:
Basic	7,037	7,012	7,038	7,016
Diluted	7,108	7,012	7,038	7,018

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2022. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Index

Part II: Other Information

Item 1: Legal Proceedings

FREIT previously reported that on February 4, 2022, the Superior Court of New Jersey, Monmouth County (“Court”) entered an Order with respect to summary judgment motions filed by the parties in connection with litigation between certain affiliates of FREIT (the “Sellers” or “Defendant”) and Sinatra Properties, LLC (“Sinatra” or “Plaintiff”). The litigation relates to a Purchase and Sale Agreement entered into on January 14, 2020 (“PSA”) between the Sellers and Sinatra involving the sale by the Sellers of 100% of their ownership interests in six (6) real properties held by the Sellers.

The February 4, 2022 Order provides as follows:

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

(3) The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

The Sellers have been evaluating the February 4, 2022 Order and their rights and remedies with respect thereto.

On May 31, 2022, Sinatra filed a Motion for Reconsideration with the Court, requesting that the Court reconsider its February 4, 2022 Order and, among other things, (a) grant Sinatra’s motion for summary judgment, and (b) reverse the Court’s findings that (1) Sinatra breached the PSA, (2) the Sellers did not breach the PSA and (3) the Court’s dismissal of the Complaint and Lis Pendens.

The Sellers continue to believe that the allegations set forth in the Complaint and Answer filed by Sinatra and in the Answer and Affirmative Defenses filed by Sinatra and Kushner Realty Acquisition LLC are without merit.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2022, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: June 14, 2022
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)