Form 10-Q
period 2022-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2022-09-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2022
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

As of September 14, 2022, the number of shares of common stock outstanding was 6,863,744.

FIRST REAL ESTATE

INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2022	October 31, 2021
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Real estate, at cost, net of accumulated depreciation	$95,986	$270,634
Construction in progress	687	665
Cash and cash equivalents	98,307	35,891
Investment in tenancy-in-common	18,927	19,383
Tenants' security accounts	1,038	1,340
Receivables arising from straight-lining of rents	747	3,747
Accounts receivable, net of allowance for doubtful accounts of $1,148 and $966 as of July 31, 2022 and October 31, 2021, respectively	571	1,622
Secured loans receivable (related party)	-	5,292
Funds held in post-closing escrow	6,251	-
Prepaid expenses and other assets	3,960	5,493
Deferred charges, net	213	2,038
Interest rate swap contract	116	-
Total Assets	$226,803	$346,105

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 and $358 as of July 31, 2022 and October 31, 2021, respectively	$139,604	$301,276
Less unamortized debt issuance costs	1,304	1,400
Mortgages payable, net	138,300	299,876

Due to affiliate	-	3,252
Deferred director compensation payable	2,317	2,475
Accounts payable and accrued expenses	1,534	2,375
Dividends payable	-	686
Tenants' security deposits	1,294	2,039
Deferred revenue	373	1,143
Interest rate cap and swap contracts	16	2,308
Total Liabilities	143,834	314,154

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued, respectively, at July 31, 2022 and October 31, 2021	-	-
Common stock with par value of $0.01 per share:
20,000,000 shares authorized at July 31, 2022 and October 31, 2021; 6,863,744 and 6,860,048 shares issued plus 177,390 and 175,923 vested share units granted to Directors at July 31, 2022 and October 31, 2021, respectively	71	71
Additional paid-in-capital	25,697	25,556
Retained earnings	58,102	12,963
Accumulated other comprehensive income (loss)	99	(2,017)
Total Common Equity	83,969	36,573
Noncontrolling interests in subsidiaries	(1,000)	(4,622)
Total Equity	82,969	31,951
Total Liabilities and Equity	$226,803	$346,105

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$22,095	$32,871	$6,317	$10,956
Reimbursements	1,813	4,667	558	1,470
Sundry income	315	562	84	116
Total revenue	24,223	38,100	6,959	12,542

Expenses:
Operating expenses	9,185	13,078	2,489	4,193
Management fees	1,129	1,625	318	538
Real estate taxes	4,727	6,018	1,432	2,059
Depreciation	3,257	6,948	723	2,315
Total expenses	18,298	27,669	4,962	9,105

Operating income	5,925	10,431	1,997	3,437

Investment income	183	88	119	29
(Loss) Gain on investment in tenancy-in-common	(99)	(245)	57	(100)
Net gain on sale of Maryland properties	68,771	-	-	-
Net realized gain on Wayne PSC interest rate swap termination	1,415	-	1,415	-
Interest expense including amortization of deferred financing costs	(6,229)	(9,242)	(1,774)	(3,050)
Net income	69,966	1,032	1,814	316

Net income attributable to noncontrolling interests in subsidiaries	(23,420)	(256)	(693)	(107)
Net income attributable to common equity	$46,546	$776	$1,121	$209

Earnings per share:
Basic	$6.61	$0.11	$0.16	$0.03
Diluted	$6.56	$0.11	$0.16	$0.03

Weighted average shares outstanding:
Basic	7,038	7,016	7,040	7,022
Diluted	7,110	7,018	7,114	7,026

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$69,966	$1,032	$1,814	$316

Other comprehensive income:
Unrealized gain (loss) on interest rate cap and swap contracts before reclassifications	2,994	501	(87)	(551)
Amount reclassified from accumulated other comprehensive income to realized gain on termination of interest rate swap	(1,415)	-	(1,415)	-
Amount reclassified from accumulated other comprehensive income to interest expense	829	940	109	317
Net unrealized gain (loss) on interest rate cap and swap contracts	2,408	1,441	(1,393)	(234)
Comprehensive income	72,374	2,473	421	82

Net income attributable to noncontrolling interests in subsidiaries	(23,420)	(256)	(693)	(107)
Other comprehensive (income) loss:
Unrealized (gain) loss on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	(292)	(340)	723	91
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(23,712)	(596)	30	(16)

Comprehensive income attributable to common equity	$48,662	$1,877	$451	$66

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2022

(Unaudited)

	Common Equity
	Common Stock				Accumulated
			Additional		Other	Total	Noncontrolling
			Paid-In-	Retained	Comprehensive	Common	Interests in
	Shares	Amount	Captital	Earnings	(Loss) Income	Equity	Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $17 in dividends declared payable in share units ($0.10 per share)	2		61			61		61

Distributions to noncontrolling interests in subsidiaries						-	(19,700)	(19,700)

Net income				45,777		45,777	23,376	69,153

Dividends declared, including $17 payable in share units ($0.10 per share)				(703)		(703)		(703)

Net unrealized gain on interest rate swap contracts					928	928	334	1,262

Balance at January 31, 2022	7,038	71	25,622	58,037	(1,089)	82,641	(612)	82,029

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $18 in dividends declared payable in share units ($0.10 per share)	2		39			39		39

Distributions to noncontrolling interests in subsidiaries						-	(180)	(180)

Net loss				(352)		(352)	(649)	(1,001)

Dividends declared, including $18 payable in share units ($0.10 per share)				(704)		(704)		(704)

Net unrealized gain on interest rate swap contracts					1,858	1,858	681	2,539

Balance at April 30, 2022	7,040	71	25,666	56,981	769	83,487	(760)	82,727

Stock based compensation expense			5			5		5

Vested share units granted to Directors	1		26			26		26

Distributions to noncontrolling interests in subsidiaries						-	(210)	(210)

Net income				1,121		1,121	693	1,814

Net unrealized loss on interest rate swap contracts					(670)	(670)	(723)	(1,393)

Balance at July 31, 2022	7,041	$71	$25,697	$58,102	$99	$83,969	$(1,000)	$82,969

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2021

(Unaudited)

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Common Stock		Additional Paid-In-	Retained	Accumulated Other Comprehensive	Total Common	Noncontrolling Interests	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Subsidiaries	Equity
	(In Thousands, Except Per Share Amounts)

Balance at October 31, 2020	7,145	$27,960	137	$(2,863)	-	$-	$-	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense		12								12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	118								118		118

Net income								558		558	221	779

Dividends declared, including $8 payable in share units ($0.05 per share)								(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts									387	387	111	498

Balance at January 31, 2021	7,152	28,090	137	(2,863)	-	-	-	13,999	(3,599)	35,627	(3,707)	31,920

Stock based compensation expense		12								12		12

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)	7	113								113		113

Vested share units issued to retired Director*	(4)	(72)	(4)	72						-		-

Distributions to noncontrolling interests										-	(510)	(510)

Net income (loss)								9		9	(72)	(63)

Dividends declared, including $8 payable in share units ($0.05 per share)								(350)		(350)		(350)

Net unrealized gain on interest rate cap and swap contracts									857	857	320	1,177

Balance at April 30, 2021	7,155	28,143	133	(2,791)	-	-	-	13,658	(2,742)	36,268	(3,969)	32,299

Stock based compensation expense		7					4			11		11

Vested share units granted to Directors, including $8 in dividends declared payable in share units ($0.05 per share)					7	1	124			125		125

Distributions to noncontrolling interests										-	(450)	(450)

Net income								209		209	107	316

Dividends declared, including $8 payable in share units ($0.05 per share)								(351)		(351)		(351)

Reincorporation of First Real Estate Investment Trust of New Jersey with and into FREIT (See Note 1)	(7,155)	(28,150)	(133)	2,791	7,022	70	25,289			-		-

Net unrealized loss on interest rate cap and swap contracts									(143)	(143)	(91)	(234)

Balance at July 31, 2021	-	$-	-	$-	7,029	$71	$25,417	$13,516	$(2,885)	$36,119	$(4,403)	$31,716

* Represents the issuance of treasury shares to retired Director for share units earned.

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
	(In Thousands of Dollars)
Operating activities:
Net income	$69,966	$1,032
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Maryland properties	(68,771)	-
Depreciation	3,257	6,948
Amortization	920	1,201
Stock based compensation expense	15	35
Director fees and related interest paid in stock units	91	332
Loss on investment in tenancy-in-common	99	245
Deferred rents - straight line rent	25	225
Deferred real estate tax appeal fees	35	192
Bad debt expense	363	264
Changes in operating assets and liabilities:
Tenants' security accounts	(745)	(84)
Accounts receivable, prepaid expenses and other assets	2,420	(402)
Accounts payable, accrued expenses and deferred director compensation payable	(925)	249
Deferred revenue	(770)	(148)
Due to affiliate - accrued interest	(47)	108
Deferred interest on mortgages	(136)	(2)
Net cash provided by operating activities	5,797	10,195
Investing activities:
Proceeds from sale of Maryland properties, net	245,763	-
Proceeds from payment of secured loans receivable inclusive of accrued interest	5,316	-
Capital improvements - existing properties	(948)	(1,299)
Deferred leasing costs	(116)	(104)
Distribution from investment in tenancy-in-common	357	423
Net cash provided by (used in) investing activities	250,372	(980)
Financing activities:
Repayment of mortgages	(194,036)	(4,464)
Proceeds from mortgage loan refinancing	32,500	-
Deferred financing costs	(692)	(640)
Due to affiliate - loan proceeds	300	-
Due to affiliate - loan repayment	(3,505)	(2,800)
Dividends paid	(2,058)	(684)
Distributions to noncontrolling interests in subsidiaries	(20,090)	(960)
Net cash used in financing activities	(187,581)	(9,548)
Net increase (decrease) in cash, cash equivalents and restricted cash	68,588	(333)
Cash, cash equivalents and restricted cash, beginning of period	39,045	39,517
Cash, cash equivalents and restricted cash, end of period	$107,633	$39,184

Supplemental disclosure of cash flow data:
Interest paid	$5,485	$8,245

Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$-	$10
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$26	$116
Financing activities:
Retirement of treasury stock	$-	$2,791
Dividends declared but not paid	$-	$343
Dividends paid in share units	$35	$24
Vested share units issued to consultant and retired director	$-	$72

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$98,307	$36,359
Tenants' security accounts	1,038	1,343
Funds held in post-closing escrow	6,251	-
Mortgage escrows (included in prepaid expenses and other assets)	2,037	1,482
Total cash, cash equivalents and restricted cash	$107,633	$39,184

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

FREIT is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the-counter market under the trading symbol FREVS.

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2021.

Reclassification:

Certain prior year cash flow line items have been reclassified to conform to the current year presentation.

Note 2 - Recently issued accounting standard:

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

Index

Note 3 – Dividends and earnings per share:

The FREIT Board of Directors (“Board”) did not declare a dividend in the third quarter of Fiscal 2022. Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the nine and three months ended July 31, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 72,000 and 74,000 shares, respectively, with an impact of approximately $0.05 and $0.00, respectively, on earnings per share. For the nine and three months ended July 31, 2021, the outstanding stock options increased the average dilutive shares outstanding by approximately 2,000 and 4,000 shares, respectively, with no impact on earnings per share. There were no anti-dilutive shares for the nine and three months ended July 31, 2022. There were approximately 268,000 anti-dilutive shares for both the nine and three months ended July 31, 2021, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Note 4 - Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. On December 30, 2021, the Rotunda property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the nine months ended July 31, 2022. (See Note 7 for further details on the sales of these properties.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 9 for further details.)

Index

For the nine and three months ended July 31, 2022, FREIT recorded an unrealized gain of approximately $2,408,000 and unrealized loss of $1,393,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the nine and three months ended July 31, 2021, FREIT recorded an unrealized gain of approximately $1,441,000 and unrealized loss of $234,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of July 31, 2022, there was an asset of approximately $116,000 for the Regency swap and a liability of approximately $16,000 for the Station Place swap. As of October 31, 2021, there was a liability of approximately $278,000 for the Damascus Centre swaps, $348,000 for the Wayne PSC swap, $750,000 for the Regency swap, $932,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT no longer had a controlling interest as the TIC is now under joint control.

FREIT’s investment in the TIC was approximately $18.9 million and $19.4 million at July 31, 2022 and October 31, 2021, respectively. For the nine and three months ended July 31, 2022, FREIT recognized a loss on investment in TIC of approximately $99,000 and a gain on investment in TIC of approximately $57,000, respectively, in the accompanying condensed consolidated statements of income. For the nine and three months ended July 31, 2021, FREIT recognized a loss on investment in TIC of approximately $245,000 and $100,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property based on a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020 and will expire on February 28, 2023. The management agreement is for a term of one year and will renew for successive one (1) year terms upon the unanimous approval of the TIC owners prior to the expiration of the then-current term unless Hekemian & Co. delivers written notice of termination of this management agreement, which notice must be delivered at least sixty (60) days prior to the end of the then-current term.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees charged to operations were approximately $298,000 and $101,000 for the nine and three months ended July 31, 2022, respectively, and $280,000 and $93,000 for the nine and three months ended July 31, 2021, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $40,000 for the nine and three months ended July 31, 2022 and $47,000 and $37,000 for the nine and three months ended July 31, 2021, respectively.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2022 and October 31, 2021, accounted for by the equity method:

	July 31,	October 31,
	2022	2021
	(In Thousands of Dollars)

Real estate, net	$76,525	$78,023
Cash and cash equivalents	1,801	1,338
Tenants' security accounts	456	484
Receivables and other assets	640	510
Total assets	$79,422	$80,355

Mortgages payable, net of unamortized debt issuance costs	$49,492	$49,691
Accounts payable and accrued expenses	221	261
Tenants' security deposits	461	484
Deferred revenue	129	99
Equity	29,119	29,820
Total liabilities & equity	$79,422	$80,355

FREIT's investment in TIC (65% interest)	$18,927	$19,383

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2022 and 2021, accounted for by the equity method:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$5,990	$5,674	$2,067	$1,900
Operating expenses	3,307	3,225	1,032	1,111
Depreciation	1,634	1,623	547	542
Operating income	1,049	826	488	247

Interest expense including amortization of deferred financing costs	1,201	1,203	400	401

Net (loss) income	$(152)	$(377)	$88	$(154)

FREIT's (loss) income on investment in TIC (65% interest)	$(99)	$(245)	$57	$(100)

Index

Note 6 – Termination of Purchase and Sale Agreement:

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

The February 4, 2022 Order provided as follows:

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

On July 8, 2022, the Court denied Sinatra’s Motion for Reconsideration.

Through the quarter ended July 31, 2022, the $15 million deposit has not been included in income in the accompanying condensed consolidated statements of income. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $1,135,000 and $243,000 for the nine and three months ended July 31, 2022, respectively, and $1,842,000 and $733,000, for the nine and three months ended July 31, 2021, respectively, and are included in operating expenses on the condensed consolidated statements of income.

The Sellers have been evaluating the February 4, 2022 Order and their rights and remedies with respect thereto. The Sellers continue to believe that the allegations set forth in the Complaint filed by Sinatra and in the Answer to Counterclaims and Third-Party Complaint and Affirmative Defenses filed by Sinatra and Kushner Realty Acquisition LLC, are without merit.

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

On December 30, 2021, the sale of the Rotunda Property, which had a net book value of approximately $136.1 million, was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $36.5 million (inclusive of approximately $0.7 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the partners in Grande Rotunda (FREIT with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $4.8 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. As of July 31, 2022, approximately $710,000 of these funds has been released from escrow to Grande Rotunda. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of July 31, 2022. The net proceeds from the sale were distributed to the partners in Grande Rotunda with FREIT receiving approximately $21.4 million based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $50 million (as adjusted) which includes approximately $7 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. As of July 31, 2022, secured loans including accrued interest made by certain members in Rotunda 100 of approximately $5.3 million were repaid to FREIT.

On January 7, 2022, the sale of the Westridge Square Property, which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT received net proceeds from the sale of approximately $0.1 million (inclusive of approximately $0.8 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.5 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of WestFREIT under certain leases remained unpaid. As of July 31, 2022, approximately $821,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million, which includes approximately $0.8 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

On January 10, 2022, the sale of the Damascus Property, which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $17.3 million (inclusive of approximately $0.4 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (See Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Damascus Centre under certain leases remained unpaid. As of July 31, 2022, approximately $415,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The net proceeds from the sale were distributed to the partners in Damascus Centre with FREIT receiving approximately $11.8 million based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million, which includes approximately $0.4 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

Index

In summary, the sale of the Maryland Properties having a total net book value of $172.2 million was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of July 31, 2022, approximately $1,946,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of July 31, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda Property, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) expires on October 31, 2023 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,108,000 and $1,587,000 for the nine months ended July 31, 2022 and 2021, respectively, and $318,000 and $525,000 for the three months ended July 31, 2022 and 2021, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $515,000 and $385,000 for the nine months ended July 31, 2022 and 2021, respectively, and $167,000 and $130,000 for the three months ended July 31, 2022 and 2021, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $164,000 and $181,000 for the nine months ended July 31, 2022 and 2021, respectively, and $105,000 and $110,000 for the three months ended July 31, 2022 and 2021, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the nine and three months ended July 31, 2022 were approximately $6,388,000 and $94,000, respectively. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the nine months ended July 31, 2022. The commissions for the refinancing of the loan on the Boulders property and on the Preakness Shopping Center were deferred mortgage costs included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet as of July 31, 2022. Such fees incurred for the nine and three months ended July 31, 2021 were approximately $236,500 and $0, respectively. Fees incurred during Fiscal 2021 related to commissions to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT loan; and $32,500 for the renewal of FREIT’s line of credit.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the nine months ended July 31, 2022 and 2021 was approximately $429,000 and $350,000, respectively, for Robert S. Hekemian, Jr., $30,000 and $23,000, respectively, for Allan Tubin and $43,000 and $42,000, respectively, for David Hekemian. Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the three months ended July 31, 2022 and 2021 was approximately $150,000 and $118,000, respectively, for Robert S. Hekemian, Jr., $10,000 and $8,000, respectively, for Allan Tubin and $13,000 and $15,000, respectively, for David Hekemian (See Note 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

The equity owners of Rotunda 100, which owns a 40% minority equity interest in Grande Rotunda, are principally employees of Hekemian & Co. To incentivize the employees of Hekemian & Co., FREIT advanced, only to employees of Hekemian & Co., up to 50% of the amount of the equity contributions that the Hekemian & Co. employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bear interest at rates that float at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans were secured by the Hekemian & Co. employees’ interests in Rotunda 100 and were full recourse loans. On December 7, 2017, the Board approved a further extension of the previously amended maturity dates of these loans to the date or dates upon which distributions of cash are made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda Property. The aggregate outstanding principal balance and accrued but unpaid interest of the Rotunda 100 notes was approximately $4,000,000 and $1,292,000, respectively, at October 31, 2021. On

Index

December 30, 2021, the Rotunda Property was sold and the net sales proceeds were distributed to the partners in Grande Rotunda. (See Note 7 for further details.) As of July 31, 2022, approximately $5.3 million of the secured loans receivable (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest related to the Rotunda 100 notes.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including interest) which was included in “Due to affiliate” on the accompanying condensed consolidated balance sheet. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. As of July 31, 2022, all loans were repaid in full to each of the partners.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. On March 10, 2022, the equity owners in Wayne PSC, H-TPKE and FREIT, each entered into a grid promissory note for funding up to $600,000 and $400,000, respectively, based on each owner’s respective pro-rata share. During May 2022, Wayne PSC required funding by each of the partners totaling $500,000, with each owner contributing its respective pro-rata share of Wayne PSC. As such, H-TPKE funded $300,000 and FREIT funded $200,000. Wayne PSC repaid these loans in full (including accrued interest) to each of the equity owners from the net proceeds received from the refinancing of the loan on the Preakness Shopping Center in July 2022 (See Note 9).

Note 9 – Mortgage financings and line of credit:

On August 19, 2022, Westwood Hills, LLC, exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, maturing on October 1, 2022, for two (2) additional six (6) month periods on the same terms and conditions as stated in the loan agreement.

On July 22, 2022, Wayne PSC refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 4 for additional details)

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

Index

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2022 and October 31, 2021:

($ in Millions)	July 31, 2022	October 31, 2021

Fair Value	$136.8	$301.6

Carrying Value, Net	$138.3	$299.9

Fair values are estimated based on market interest rates at July 31, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 – Segment information:

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property, which was sold on December 30, 2021. (See Note 7 for further details.)

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three-month periods ended July 31, 2022 and 2021. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$8,445	$18,299	$2,179	$5,885
Residential	15,803	20,026	4,744	6,669
Total real estate rental revenue	24,248	38,325	6,923	12,554

Real estate operating expenses:
Commercial	5,146	8,346	1,227	2,535
Residential	6,788	8,232	2,101	2,842
Total real estate operating expenses	11,934	16,578	3,328	5,377

Net operating income:
Commercial	3,299	9,953	952	3,350
Residential	9,015	11,794	2,643	3,827
Total net operating income	$12,314	$21,747	$3,595	$7,177

Recurring capital improvements - residential	$(401)	$(438)	$(195)	$(258)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$12,314	$21,747	$3,595	$7,177
Deferred rents - straight lining	(25)	(225)	36	(12)
Investment income	183	88	119	29
General and administrative expenses	(3,107)	(4,143)	(911)	(1,413)
(Loss) Gain on investment in tenancy-in-common	(99)	(245)	57	(100)
Depreciation	(3,257)	(6,948)	(723)	(2,315)
Net gain on sale of Maryland properties	68,771	-	-	-
Net realized gain on Wayne PSC interest rate swap termination	1,415	-	1,415	-
Financing costs	(6,229)	(9,242)	(1,774)	(3,050)
Net income	69,966	1,032	1,814	316
Net income attributable to noncontrolling interests in subsidiaries	(23,420)	(256)	(693)	(107)
Net income attributable to common equity	$46,546	$776	$1,121	$209

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) and 100% of its capital gains to its stockholders as dividends for the fiscal year ending October 31, 2022. FREIT distributed 99% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT’s condensed consolidated financial statements for the nine and three months ended July 31, 2022 and 2021.

As of July 31, 2022, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2019 remain open to examination by the major taxing jurisdictions.

Note 13 – Equity Incentive Plan:

As of July 31, 2022, 442,060 shares are available for issuance under the FREIT Equity Incentive Plan (the “Plan”).

The following table summarizes stock option activity for the nine and three-month periods ended July 31, 2022 and 2021:

	Nine and Three Months Ended July 31, 2022		Nine and Three Months Ended July 31, 2021
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35	310,740	$18.35
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options outstanding at end of period	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	309,450		308,310
Options exercisable at end of period	301,140		284,940

Index

For the nine and three month periods ended July 31, 2022, compensation expense related to stock options vested amounted to approximately $15,000 and $5,000, respectively. For the nine and three month periods ended July 31, 2021, compensation expense related to stock options vested amounted to approximately $35,000 and $11,000, respectively. At July 31, 2022, there was approximately $16,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.9 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2022 was approximately $1,901,000 and $1,825,000, respectively.

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

For the nine-month periods ended July 31, 2022 and 2021, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $126,600 and $356,000, respectively, which have been paid through the issuance of 5,163 and 20,328 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan.

For the nine-month periods ended July 31, 2022 and 2021, FREIT has charged as expense approximately $91,300 and $332,000, respectively, representing deferred director fees and interest, and the balance of approximately $35,300 and $24,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provides that cumulative fees together with accrued interest deferred as of November 1, 2014 would be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the participant. As of July 31, 2022 and October 31, 2021, approximately $1,366,000 and $1,454,000, respectively, of fees has been deferred together with accrued interest of approximately $951,000 and $1,021,000, respectively.

Note 15 – Rental Income:

Commercial tenants:

Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Index

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of July 31, 2022, is as follows:

Year Ending October 31,	Amount
2022*	$5,723
2023	5,608
2024	4,556
2025	3,850
2026	3,081
Thereafter	4,583
Total	$27,401

*

Amount represents full fiscal year and excludes rents from the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively.

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three-month periods ended July 31, 2022 and 2021 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – COVID-19 Pandemic:

The Company continues to monitor changes in the collectability assessment of its tenant receivables resulting from the lingering effects that the COVID-19 pandemic and preventive measures taken to mitigate the spread had on some of its commercial tenants. For the nine and three months ended July 31, 2022, rental revenue deemed uncollectible of approximately $0.5 million and $0.4 million (with a consolidated impact to FREIT of approximately $0.3 million and $0.1 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. For the nine and three months ended July 31, 2021, rental revenue deemed uncollectible of approximately $1.2 million and $0.3 million (with a consolidated impact to FREIT of approximately $0.7 million and $0.1 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. For the nine and three months ended July 31, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT has offered rent abatements totaling approximately $9,000 and $0 (with a consolidated impact to FREIT of approximately $9,000 and $0) for the nine and three months ended July 31, 2022, respectively, and $135,000 and $34,000 (with a consolidated impact to FREIT of approximately $91,000 and $20,000) for the nine and three months ended July 31, 2021, respectively. There were no significant deferrals of rent over a specified time period offered to its commercial tenants for the nine and three months ended July 31, 2022 and 2021. FREIT currently remains in active discussions and negotiations with these impacted retail tenants.

Note 17 – Subsequent Event:

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represents most of the after-tax proceeds of FREIT’s extraordinary sale of its portfolio of Maryland properties. On August 4, 2022, in connection with the Board’s approval of the special, extraordinary, non-recurring cash distribution (“Extraordinary Distribution”), the Compensation Committee of the Board recommended and the Board approved that (i) the option exercise price of options outstanding under the Plan be adjusted, by reason of the Extraordinary Distribution, in accordance with the terms of the Plan; and (ii) the exercise price of options outstanding under the Plan should be reduced by an amount equal to the excess, if any, of (x) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days prior to the ex-dividend date relating to the Extraordinary Distribution (August 31, 2022), over (y) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days following the ex-dividend date relating to the Extraordinary Distribution. (See Note 7 for additional details.) On September 9, 2022, the Board determined that the amount of the reduction in exercise price for options outstanding under the Plan is $7.50 per share. In addition, $18.68 per share will be used as the share price for determining the number of share units to be distributed to participants in the Deferred Fee Plan in connection with the Extraordinary Distribution.

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

The sale of the Maryland Properties having a total net book value of $172.2 million, was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the partners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of July 31, 2022, approximately $1,946,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheet as of July 31, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board of Directors (“Board”) declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represents most of the after-tax proceeds of FREIT’s extraordinary sale of its portfolio of Maryland properties.

See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.

The economic and financial environment: The U.S. unemployment rate is 3.5% as of July 2022, which is the lowest since the onset of the COVID-19 pandemic in February 2020. The annual inflation rate in the U.S. still remains high at 8.5% in July 2022, which is the highest since the 1980’s, which is primarily driven by soaring food prices and energy costs, labor shortages and supply disruptions. The Federal Reserve continues to raise interest rates, which has led to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential properties continue to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) from 2021 to 2022 continues to increase across the portfolio. Additionally, the rate of increase on renewals for existing tenants has also been robust. Should this trend continue, we believe the increase will contribute meaningfully to FREIT’s income over time. However, it is uncertain what impact the significant rise in inflation and rising interest rates may have on these properties over the next year.

Commercial Properties: While our retail properties have stabilized form the impact of the COVID-19 pandemic, certain of our properties still have not attained pre pandemic operating levels despite some recovery in brick and mortar retail. Additionally, the significant rise in inflation and rising interest rates could have an impact on the operating and financial performance of our commercial properties.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. (See Note 6 to FREIT’s condensed consolidated financial statements.)

On August 19, 2022, Westwood Hills, LLC, exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, maturing on October 1, 2022, for two (2) additional six (6) month periods on the same terms and conditions as stated in the loan agreement.

On July 22, 2022, Wayne PSC, LLC refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 4 to FREIT’s condensed consolidated financial statements for additional details.)

Index

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, have been applied consistently as of July 31, 2022, and for the nine and three months ended July 31, 2022 and 2021. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2022 (“Current Nine Months”) decreased 36.4% to $24,223,000, compared to $38,100,000 for the nine months ended July 31, 2021 (“Prior Year’s Nine Months”). For the three months ended July 31, 2022 (“Current Quarter”) real estate revenue decreased 44.5% to $6,959,000, compared to $12,542,000 for the three months ended July 31, 2021 (“Prior Year’s Quarter”).

The decrease in revenue for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $14.5 million attributed to the Maryland Properties sold; (b) a decrease from the commercial segment of approximately $0.3 million, excluding the Maryland Properties sold, primarily attributed to approximately $0.2 million in rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Nine Months and a $0.1 million decrease resulting from a decline in the average occupancy rate to 67.1% from 69.1% in the Prior Year’s Nine Months; offset by (c) an increase from the residential segment of approximately $0.9 million, excluding the Icon at the Rotunda Property sold, driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.4% from 97.2% in the Prior Year’s Nine Months.

The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $6 million attributed to the Maryland Properties sold; offset by (b) an increase from the residential segment of approximately $0.3 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents across all properties and an increase in the average occupancy rate to 97.8% from 97.3% in the Prior Year’s Quarter; and (c) an increase from the commercial segment of approximately $0.1 million, excluding the Maryland Properties sold, primarily attributed to the recognition of revenue due to collections from a constrained tenant.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was net income of $46,546,000 ($6.61 per share basic and $6.56 per share diluted) and $1,121,000 ($0.16 per share basic and diluted), compared to net income of $776,000 ($0.11 per share basic and diluted) and $209,000 ($0.03 per share basic and diluted), for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2022 and 2021:

NON-GAAP NET INCOME COMPONENTS	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2022	2021	Change	2022	2021	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$3,274	$9,728	$(6,454)	$988	$3,338	$(2,350)
Residential properties	9,015	11,794	(2,779)	2,643	3,827	(1,184)
Total income from real estate operations	12,289	21,522	(9,233)	3,631	7,165	(3,534)

Financing costs:
Fixed rate mortgages	(3,545)	(4,348)	803	(1,114)	(1,445)	331
Floating rate mortgages	(1,550)	(3,873)	2,323	(333)	(1,292)	959
Interest rate swap contracts breakage fee	(213)	—	(213)	—	—	—
Other - Corporate interest	(108)	(183)	75	(28)	(43)	15
Mortgage cost amortization	(813)	(838)	25	(299)	(270)	(29)
Total financing costs	(6,229)	(9,242)	3,013	(1,774)	(3,050)	1,276

Investment income	183	88	95	119	29	90

General & administrative expenses:
Accounting fees	(367)	(374)	7	(116)	(110)	(6)
Legal and professional fees	(1,322)	(1,929)	607	(312)	(752)	440
Directors fees	(792)	(710)	(82)	(259)	(245)	(14)
Stock option expense	(15)	(35)	20	(5)	(11)	6
Corporate expenses	(611)	(1,095)	484	(219)	(295)	76
Total general & administrative expenses	(3,107)	(4,143)	1,036	(911)	(1,413)	502

Depreciation	(3,257)	(6,948)	3,691	(723)	(2,315)	1,592
(Loss) Gain on investment in tenancy-in-common	(99)	(245)	146	57	(100)	157
Adjusted net (loss) income	(220)	1,032	(1,252)	399	316	83

Net gain on sale of Maryland properties	68,771	—	68,771	—	—	—
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	1,415	1,415	—	1,415
Net income	69,966	1,032	68,934	1,814	316	1,498

Net income attributable to noncontrolling interests in subsidiaries	(23,420)	(256)	(23,164)	(693)	(107)	(586)

Net income attributable to common equity	$46,546	$776	$45,770	$1,121	$209	$912

Index

The condensed consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations, which is a non-GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

Adjusted net (loss) income for the Current Nine Months and Current Quarter was net loss of $220,000 (($0.03) per share basic and diluted) and net income of $399,000 ($0.06 per share basic and diluted), compared to net income of $1,032,000 ($0.15 per share basic and diluted) and $316,000 ($0.05 per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on sale of Maryland properties in Fiscal 2022; a realized gain on the Wayne PSC interest rate swap contract termination in Fiscal 2022.

The decrease in adjusted net income for the Current Nine Months was primarily driven by the following: (a) a decrease of approximately $3.5 million (with a consolidated impact to FREIT of approximately $2.5 million) attributed to the Maryland Properties sold; offset by (b) a decrease in general and administrative expenses (“G&A”) of approximately $1 million primarily driven by reincorporation expenses of approximately $0.5 million incurred in the Prior Year’s Nine Months and a decline in legal costs of approximately $0.6 million primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (c) an increase in revenue of approximately $0.6 million (with a consolidated impact to FREIT of approximately $0.7 million), excluding the Maryland Properties sold; (d) a decrease in interest expense of approximately $0.3 million attributed to the refinancing of the loan on the Boulders property in the Current Nine Months resulting in a reduction in the interest rate and principal balance of the loan; (e) a decrease in the reserve for uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.2 million), excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Nine Months; and (f) a decrease in loss on investment in tenancy-in-common of approximately $0.2 million.

The increase in adjusted net income for the Current Quarter was primarily driven by the following: (a) a decrease in G&A of approximately $0.5 million primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) a decrease in loss on investment in tenancy-in-common of approximately $0.2 million; (c) a decrease in repairs and maintenance of approximately $0.1 million (with a consolidated impact to FREIT of approximately $0.1 million); (d) a decrease in interest expense of approximately $0.1 million attributed to the refinancing of the loan on the Boulders property resulting in a reduction in the interest rate and principal balance of the loan; and (e) an increase in investment income of approximately $0.1 million resulting from a higher interest rate and cash balance in Fiscal 2022 due to the sale of the Maryland Properties; offset by (f) a decrease of approximately $1 million (with a consolidated impact to FREIT of approximately $0.8 million) attributed to the Maryland Properties sold. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$6,624	$13,410	$(6,786)	-50.6%	$15,496	$19,686	$(4,190)	-21.3%	$22,120	$33,096
Reimbursements	1,793	4,544	(2,751)	-60.5%	20	123	(103)	-83.7%	1,813	4,667
Other	28	345	(317)	-91.9%	287	217	70	32.3%	315	562
Total revenue	8,445	18,299	(9,854)	-53.8%	15,803	20,026	(4,223)	-21.1%	24,248	38,325
Operating expenses	5,146	8,346	(3,200)	-38.3%	6,788	8,232	(1,444)	-17.5%	11,934	16,578
Net operating income	$3,299	$9,953	$(6,654)	-66.9%	$9,015	$11,794	$(2,779)	-23.6%	12,314	21,747

Average Occupancy % *	67.1%	69.1%		-2.0%	98.4%	97.2%		1.2%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(25)	(225)
Investment income	183	88
General and administrative expenses	(3,107)	(4,143)
Loss on investment in tenancy-in-common	(99)	(245)
Depreciation	(3,257)	(6,948)
Net gain on sale of Maryland properties	68,771	—
Net realized gain on Wayne PSC interest rate swap termination	1,415	—
Financing costs	(6,229)	(9,242)
Net income	69,966	1,032
Net income attributable to noncontrolling interests in subsidiaries	(23,420)	(256)
Net income attributable to common equity	$46,546	$776

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,618	$4,423	$(2,805)	-63.4%	$4,663	$6,545	$(1,882)	-28.8%	$6,281	$10,968
Reimbursements	561	1,425	(864)	-60.6%	(3)	45	(48)	-106.7%	558	1,470
Other	—	37	(37)	-100.0%	84	79	5	6.3%	84	116
Total revenue	2,179	5,885	(3,706)	-63.0%	4,744	6,669	(1,925)	-28.9%	6,923	12,554
Operating expenses	1,227	2,535	(1,308)	-51.6%	2,101	2,842	(741)	-26.1%	3,328	5,377
Net operating income	$952	$3,350	$(2,398)	-71.6%	$2,643	$3,827	$(1,184)	-30.9%	3,595	7,177

Average Occupancy % *	65.9%	68.3%		-2.4%	97.8%	97.3%		0.5%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	36	(12)
Investment income	119	29
General and administrative expenses	(911)	(1,413)
Gain (Loss) on investment in tenancy-in-common	57	(100)
Depreciation	(723)	(2,315)
Net realized gain on Wayne PSC interest rate swap termination	1,415	—
Financing costs	(1,774)	(3,050)
Net income	1,814	316
Net income attributable to noncontrolling interests in subsidiaries	(693)	(107)
Net income attributable to common equity	$1,121	$209

*	Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the Current Six Months. See Note 7 to FREIT’s condensed consolidated financial statements for further details.

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Three of these properties are multi-tenanted retail centers, one is a single tenanted retail center located in Glen Rock, New Jersey and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 53.8% and 63%, respectively, and NOI decreased by 66.9% and 71.6%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties, excluding the Maryland properties sold, for the Current Nine Months and Current Quarter decreased by 2% and 2.4%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $9.5 million (excluding an increase in the straight-line rent receivable of approximately $0.1 million) attributed to the Maryland Properties sold; and (b) a decrease of approximately $0.4 million, excluding the Maryland Properties sold, primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Nine Months and a decline in the average occupancy rate to 67.1% from 69.1% in the Prior Year’s Nine Months. The decrease in NOI for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $6.6 million attributed to the Maryland Properties sold; (b) a decline in revenue of approximately $0.4 million, excluding the Maryland Properties sold; offset by (c) a decline in snow removal costs of approximately $0.1 million, excluding the Maryland Properties sold; and (d) a decrease in the reserve for uncollectible rents of approximately $0.1 million, excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Current Nine Months.

The decline in revenue for the Current Quarter was primarily attributable to the Maryland Properties sold. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $2.5 million attributed to the Maryland Properties sold; (b) an increase in the reserve for uncollectible rents of approximately $0.1 million, excluding the Maryland Properties sold; offset by (c) a decline in repairs and maintenance costs of approximately $0.1 million, excluding the Maryland Properties sold.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Current Nine Months. Same property revenue for the Current Nine Months and Current Quarter decreased by 5.4% and increased by 2.4%, respectively, and same property NOI decreased by 2.2% and increased by 6.6%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months (excluding any leases executed for the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold in the Current Nine Months):

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	7	95,154	$6.65	$7.67	-13.3%	$—	$0.03

Non-comparable leases	5	11,875	$26.37	N/A	N/A	$1.07	$1.32

Total leasing activity	12	107,029

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

Index

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Icon at the Rotunda Property, which was sold on December 30, 2021 (see Note 7 to FREIT’s condensed consolidated financial statements) and the Pierre Towers property, which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter decreased by 21.1% and 28.9%, respectively, and NOI decreased by 23.6% and 30.9%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties, except the Icon property sold, for the Current Nine Months and Current Quarter increased by 1.2% and 0.5%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $5.1 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $0.9 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.4% from 97.2% in the Prior Year’s Nine Months. The decrease in NOI for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $3.6 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase in revenue of approximately $0.9 million, excluding the Icon at the Rotunda Property; and (c) a decrease in the reserve for uncollectible rents of approximately $0.2 million, excluding the Maryland Properties sold.

The decrease in revenue for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $2.2 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $0.3 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents across all properties and an increase in the average occupancy rate to 97.8% from 97.3% in the Prior Year’s Quarter. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $1.5 million attributed to the Icon at the Rotunda Property sold; (b) an increase in the reserve for uncollectible rents of approximately $0.1 million, excluding the Maryland Properties sold; offset by (c) an increase of approximately $0.3 million in revenue, excluding the Icon at the Rotunda Property sold.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda property was excluded from same property results for all periods presented because this property was sold in the Current Nine Months. Same property revenue for the Current Nine Months and Current Quarter increased by 7.1% and 6.8%, respectively, and same property NOI increased by 11.2% and 12.7%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents, (excluding from both periods presented for comparability purposes the Icon at the Rotunda property, which was sold in the Current Nine Months), at the end of the Current Quarter and the Prior Year’s Quarter were $2,006 and $1,913, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $191,000 and $184,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,383	$4,348	$1,024	$1,445
New	162	—	90	—
Variable rate mortgages:
1st Mortgages
Existing	1,550	3,873	333	1,292
New	—	—	—	—
Interest rate swap contracts breakage fee	213		—	—
Other	108	183	28	43
Total financing costs, gross	5,416	8,404	1,475	2,780
Amortization of mortgage costs	813	838	299	270
Total financing costs, net	$6,229	$9,242	$1,774	$3,050

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Index

Total financing costs for the Current Nine Months decreased by approximately $3,013,000, or 32.6%, compared to the Prior Year’s Nine Months which was primarily attributable to the following: (a) a decline of approximately $3,137,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in the Current Nine Months; (b) a decrease of approximately $278,000 attributed to the refinancing of the loan on the Boulders property in the Current Nine Months resulting in a reduction in the interest rate from 5.37% to 2.85% and in the principal balance from approximately $14.4 million to $7.5 million; offset by (c) an increase of approximately $213,000 attributed to a breakage fee on the early termination of the interest rate swap contracts relating to the underlying loan on the Damascus property, which was repaid from the net proceeds of the sale of the Damascus property in the Current Nine Months; and (d) an increase of approximately $148,000 related to the write-off of deferred mortgage costs on the Wayne PSC mortgage loan previously held with People’s United Bank which was refinanced with a new lender in July of 2022.

Total financing costs for the Current Quarter decreased by approximately $1,276,000, or 41.8%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decline of approximately $1,377,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold; offset by (b) an increase of approximately $148,000 related to the write-off of deferred mortgage costs on the Wayne PSC mortgage loan previously held with People’s United Bank which was refinanced with a new lender in July of 2022.

(See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Nine Months and Current Quarter was approximately $3,107,000 and $911,000, respectively, compared to $4,143,000 and $1,413,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Nine Months was primarily driven by reincorporation expenses of approximately $0.5 million incurred in the Prior Year’s Nine Months and a decline in legal costs of approximately $0.6 million primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC. The decrease in G&A for the Current Quarter was primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $3,257,000 and $723,000, respectively, compared to $6,948,000 and $2,315,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Nine Months and Current Quarter was primarily attributable the sale of the Maryland Properties. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $5.8 million for the Current Nine Months compared to net cash provided by operating activities of approximately $10.2 million for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2022, FREIT had cash, cash equivalents and restricted cash totaling $107.6 million, compared to $39 million at October 31, 2021. The increase in cash in the Current Nine Months was primarily attributable to approximately $250.4 million in net cash provided by investing activities including capital expenditures and $5.8 million in net cash provided by operating activities offset by approximately $187.6 million in net cash used in financing activities. The increase in cash of approximately $68.6 million was primarily attributed to the following: (a) a distribution of net proceeds received from the sale of the Rotunda Property of approximately $54.4 million (inclusive of a loan repayment from Grande Rotunda of approximately $27.7 million and repayment of secured loans receivable including accrued interest by certain members in Rotunda 100 of approximately $5.3 million); (b) a distribution of net proceeds received from the sale of the Damascus Property of approximately $11.8 million; (c) net proceeds received from the sale of the Westridge Square Property of approximately $0.1 million; (d) anticipated funds to be released of approximately $6.3 million and funds released of approximately $1.9 million from the funds held in post-closing escrow for rents related to the sale of the Maryland Properties; (e) net proceeds received from the refinancing of the Wayne PSC loan of approximately $2.5 million; offset by (f) a loan pay-down including closing costs of approximately $7.6 million attributed to the refinancing of the loan on the Boulders property; and (g) dividends paid in the Current Nine Months the amount of approximately $2.1 million. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen

Index

Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2022 and October 31, 2021, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: The FREIT Board of Directors (“Board”) declared dividends of approximately $1,407,000 ($0.20 per share) to stockholders of record during Fiscal 2022. The Board did not declare a dividend in the third quarter of Fiscal 2022. On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). (See Note 7 to FREIT’s condensed consolidated financial statements for additional details.) The Board will continue to evaluate the dividend on a quarterly basis.

As of July 31, 2022, FREIT’s aggregate outstanding mortgage debt was $139.6 million, which bears a weighted average interest rate of 4.28% and an average life of approximately 2.7 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2022	2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$0.0 (A)	$42.1	$16.5	$38.9	$0.0	$0.0	$10.5	$26.0

	(A)	On August 19, 2022, Westwood Hills, LLC, exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, which matures on October 1, 2022, for two (2) additional six (6) month periods on the same terms and conditions as stated in the loan agreement.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2022 and October 31, 2021:

($ in Millions)	July 31, 2022	October 31, 2021

Fair Value	$136.8	$301.6

Carrying Value, Net	$138.3	$299.9

Fair values are estimated based on market interest rates at July 31, 2022 and October 31, 2021 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2022, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $3.4 million, and a 1% decrease would increase the fair value by $3.6 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On August 19, 2022, Westwood Hills, LLC, exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, maturing on October 1, 2022, for two (2) additional six (6) month periods on the same terms and conditions as stated in the loan agreement.

On July 22, 2022, Wayne PSC refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022.

Index

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

FREIT has variable interest rate loans secured by its Damascus Centre, Regency, Wayne PSC and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,671,000 at July 31, 2022) for the Regency swap and a notional amount of approximately $12,350,000 ($11,806,000 at July 31, 2022) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the nine months ended July 31, 2022. (See Note 7 to FREIT’s condensed consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT had a variable interest rate loan secured by its Rotunda Property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap contract on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap contract on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. On December 30, 2021, the Rotunda Property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2022, the contract for Regency was in FREIT’s favor and the contract for Station Place was in the counterparties’ favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $116,000 for the Regency swap and a loss of $16,000 for the Station Place swap all of which have been included in FREIT’s condensed consolidated balance sheet as at July 31, 2022. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the nine and three months ended July 31, 2022, FREIT recorded an unrealized gain of approximately $2,408,000 and unrealized loss of $1,393,000, respectively, in the condensed consolidated statements of comprehensive income. For the nine and three months ended July 31, 2021, FREIT recorded an unrealized gain of approximately $1,441,000 and unrealized loss of $234,000, respectively, in the condensed consolidated statements of comprehensive income.

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

	For the Nine Months Ended July 31,		For the Three Months Ended July 31,
	2022	2021	2022	2021
	(In Thousands, Except Per Share)		(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$69,966	$1,032	$1,814	$316
Depreciation of consolidated properties	3,257	6,948	723	2,315
Amortization of deferred leasing costs	107	363	19	131
Distributions to non-controlling interests	(735)	(960)	(210)	(450)
Net gain on sale of Maryland properties	(68,771)	—	—	—
Adjustment to loss on investment in tenancy-in-common for depreciation	1,062	1,055	355	352
Net realized gain on Wayne PSC interest rate swap termination	(1,415)	—	(1,415)	—
FFO	$3,471	$8,438	$1,286	$2,664

Per Share - Basic and Diluted	$0.49	$1.20	$0.18	$0.38

(a) As prescribed by NAREIT.

Adjusted Funds From Operations ("AFFO")
FFO	$3,471	$8,438	$1,286	$2,664
Deferred rents (Straight lining)	25	225	(36)	12
Capital Improvements - Apartments	(401)	(438)	(195)	(258)
AFFO	$3,095	$8,225	$1,055	$2,418

Per Share - Basic and Diluted	$0.44	$1.17	$0.15	$0.34

Weighted Average Shares Outstanding:
Basic	7,038	7,016	7,040	7,022
Diluted	7,110	7,018	7,114	7,026

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2022. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

The February 4, 2022 Order provided as follows:

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

On July 8, 2022, the Court denied Sinatra’s Motion for Reconsideration.

The Sellers have been evaluating the February 4, 2022 Order and their rights and remedies with respect thereto. The Sellers continue to believe that the allegations set forth in the Complaint filed by Sinatra and in the Answer to Counterclaims and Third-Party Complaint and Affirmative Defenses filed by Sinatra and Kushner Realty Acquisition LLC, are without merit.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2022, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 14, 2022
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)