Form 10-K
period 2022-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2023-01-27
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25043

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
(Exact name of registrant as specified in its charter)

Maryland	22-1697095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Main Street, Suite 400, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

201-488-6400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTC Pink Market

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

The aggregate market value of the registrant’s shares of common stock held by non-affiliates was approximately $102 million. Computation is based on the adjusted closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2022, the last business day of the registrant’s most recently completed second quarter. As of January 27, 2023, the number of shares of common stock outstanding was 7,435,753.

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

First Real Estate Investment Trust of New Jersey was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, First Real Estate Investment Trust of New Jersey completed the change of its form of organization from a New Jersey real estate investment trust (“REIT”) to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changed the law applicable to First Real Estate Investment Trust of New Jersey’s affairs from New Jersey law to Maryland law and was accomplished by the merger of First Real Estate Investment Trust of New Jersey with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of First Real Estate Investment Trust of New Jersey ceased and FREIT succeeded to all the business, properties, assets and liabilities of First Real Estate Investment Trust of New Jersey. Holders of shares of beneficial interest in First Real Estate Investment Trust of New Jersey received one newly issued share of common stock of FREIT for each share of First Real Estate Investment Trust of New Jersey owned by them, without any action of stockholders required and all treasury stock held by First Real Estate Investment Trust of New Jersey was retired.

FREIT is organized and will continue to operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, and its stock is traded on the over-the counter market under the trading symbol FREVS. FREIT acquires, develops, constructs and holds real estate properties for long-term investment and not for resale. FREIT’s long-range investment policy is to review and evaluate potential real estate investment opportunities for acquisition that it believes will (i) complement its existing investment portfolio, (ii) generate increased income and distributions to its stockholders, and (iii) increase the overall value of FREIT’s portfolio. FREIT’s investments may take the form of wholly-owned fee interests, or if the circumstances warrant diversification of risk, ownership on a joint venture basis or as tenants-in-common with other parties, including employees and affiliates of Hekemian & Co., Inc. (“Hekemian & Co.”), FREIT’s managing agent (See “Management Agreement”). While our general investment policy is to hold and maintain properties for the long-term, we may, from time-to-time, sell or trade certain properties in order to (i) obtain capital to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which we have determined or determine are no longer compatible with our growth strategies and investment objectives for our real estate portfolio.

FREIT Website: All of FREIT’s Securities and Exchange Commission filings for the past three years are available free of charge on FREIT’s website, which can be accessed at http://www.freitnj.com.

Fiscal Year 2022 Developments

(i)	FINANCINGS
(a)	On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. (See Note 5 to FREIT’s consolidated financial statements for additional details.)
(b)	On July 22, 2022, Wayne PSC, LLC refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC, LLC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Notes 5 and 6 to FREIT’s consolidated financial statements for additional details.)
(c)	On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. (See Note 5 to FREIT’s consolidated financial statements for additional details.)
(ii)	MARYLAND PROPERTY DISPOSITIONS

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

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Maryland Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. The release and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

The sale of the Maryland Properties having a total net book value of $172.2 million was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of October 31, 2022, approximately $1,946,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande

Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheet as of October 31, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million. (See Note 2 to FREIT’s consolidated financial statements for additional details.)

(b)	Financial Information about Segments

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2022 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey and New York. We also currently own approximately 7.37 acres of unimproved land in New Jersey. See Item 2, “Properties - Portfolio of Investments.”

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

Portfolio of Real Estate Investments

At October 31, 2022, FREIT’s real estate holdings included (i) six (6) multi-family apartment buildings or complexes containing a total of 792 apartment units, (ii) a 65% tenancy-in-common undivided interest in the Pierre Towers property (See Item 1 “Investment in tenancy in common” of this Annual Report for additional details), (iii) five (5) commercial properties containing a total of approximately 589,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Grande Rotunda, LLC: FREIT owns a 60% membership interest in Grande Rotunda, which owned the Rotunda Property sold in December 2021.

Damascus Centre, LLC: FREIT owns a 70% membership interest in Damascus Centre, which owned the Damascus Property sold in January 2022.

WestFREIT, Corp: FREIT owns 100% of the capital stock of WestFREIT, Corp., which owned the Westridge Square Property sold in January 2022.

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

Investment in tenancy-in-common

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% membership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, a 266-unit residential apartment complex in Hackensack, New Jersey (which was formerly owned by S&A). (See Note 3 to FREIT’s consolidated financial statements for further details.)

Employees

On October 31, 2022, FREIT and its subsidiaries had thirteen (13) full-time employees and one (1) part-time employee who work solely at the properties owned by FREIT or its subsidiaries. The number of part-time employees varies seasonally.

Robert S. Hekemian, Jr., Chief Executive Officer and President, Ronald J. Artinian, Chairman of the Board, Allan Tubin, Treasurer and Chief Financial Officer, and John A. Aiello, Esq., Secretary, are the executive officers of FREIT. FREIT does not retain the services of its executive officers on an exclusive basis, and accordingly FREIT’s executive officers are permitted to engage in other business activities as all of their business activities are not devoted to FREIT. Please see “Item 10 – Directors, Executive Officers and Corporate Governance,” for additional information about FREIT’s executive officers. Hekemian & Co. has been retained by FREIT to manage FREIT’s properties and is responsible for recruiting, on behalf of FREIT, the personnel required to perform all services related to the operation of FREIT’s properties. See “Management Agreement” below.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Director on April 5, 2018, FREIT entered into a consulting agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT through December 2019. The consulting agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the consulting agreement, which was payable in the form of shares on a quarterly basis (i.e. in quarterly installments of $15,000). In connection with the termination of Robert S. Hekemian’s service to FREIT under the consulting agreement between Mr. Hekemian and FREIT in December 2019, Mr. Hekemian’s accrued plan benefits under FREIT’s Deferred Fee Plan became payable to him and were paid in a single lump sum in the amount of approximately $4.8 million. See Note 11 to FREIT’s consolidated financial statements for a more complete description of the Deferred Fee Plan.

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. executed a Management Agreement whereby Hekemian & Co. would continue as managing agent for FREIT. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2023. Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda property located in Baltimore, Maryland, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian & Co. fees and commissions as compensation for its services. From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Employees of Hekemian & Co. own an interest in certain FREIT properties. (See Note 8 to FREIT’s consolidated financial statements.)

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co., and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian & Co. David Hekemian, a Director of FREIT, is the President of Hekemian & Co., and owns approximately 33.3% of all of the issued and outstanding shares of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co.

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans collateralized by certain of its properties. At October 31, 2022, FREIT’s aggregate outstanding mortgage debt was $139.2 million, which bears a weighted average interest rate of 4.72% and an average life of 2.46 years. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2022 with respect to each of these properties.

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

FREIT is subject to the normal risks associated with debt financing, including the risk that FREIT’s cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on its properties will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be as favorable as the terms of the indebtedness being replaced. If FREIT were unable to refinance its indebtedness on acceptable terms, or at all, FREIT might be forced to dispose of one or more of its properties on disadvantageous terms which might result in losses to FREIT. These losses could have a material adverse effect on FREIT and its ability to make distributions to stockholders and to pay amounts due on its debt. If a property is mortgaged to secure payment of indebtedness and FREIT is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to FREIT. Further, payment obligations on FREIT’s mortgage loans will not be reduced if there is a decline in the economic performance of any of FREIT’s properties. If any such decline in economic performance occurs, FREIT’s revenues, earnings, and funds available for distribution to stockholders would be adversely affected.

Neither FREIT’s Amended and Restated Articles of Incorporation, as amended, nor any policy statement formally adopted by the Board limits either the total amount of indebtedness or the specified percentage of indebtedness (based on the total capitalization of FREIT), which may be incurred by FREIT. Accordingly, FREIT may incur additional secured or unsecured indebtedness in the future in furtherance of its business activities, including, if or when necessary, to refinance its existing debt. Future debt incurred by FREIT could bear interest at rates, which are higher than the rates on FREIT’s existing debt. Future debt incurred by FREIT could also bear interest at a variable rate. Increases in interest rates would increase FREIT’s variable interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on FREIT and its ability to make distributions to stockholders and to pay amounts due on its debt or cause FREIT to be in default under its debt. Further, in the future, FREIT may not be able to, or may determine that it is not able to, obtain financing for property acquisitions or for capital expenditures to develop or improve its properties on terms, which are acceptable to FREIT. In such event, FREIT might elect to defer certain projects unless alternative sources of capital were available, such as through an equity or debt offering by FREIT.

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

In addition, retailers at FREIT's commercial properties face increasing competition from online shopping, outlet malls and discount shopping clubs. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, public health crises, epidemics and pandemics (See Note 16 to FREIT’s consolidated financial statements); the national economic climate (including rising interest rates and inflation); the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation) changes in tax laws or rates, and potential environmental or other legal liabilities.

(B)	Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings, its ability to meet its debt obligations, and its funds available for distribution to stockholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

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

As of October 31, 2022, the following table lists the ten (10) largest commercial tenants, which account for approximately 73% of FREIT’s leased commercial rental space and 60.7% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Kmart Corp.	Westwood Plaza	84,254	5.4%
Stop & Shop Supermarket Co.	Preakness	61,020	11.0%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	14.9%
TJ Maxx	Westwood Plaza	28,480	9.9%
T-Bowl, Inc. (1)	Preakness	27,195	5.6%
CVS	Preakness	8,950	4.2%
American Women Swim & Fitness (2)	Westwood Plaza	8,000	2.7%
Harmon Stores	Westwood Plaza	7,060	2.4%
Wells Fargo Bank N.A.	Preakness	5,143	2.4%
The Gallery Hair Salon	Preakness	4,365	2.2%

(1)  Since the shutdown for several months in Fiscal 2020 due to the effects of COVID-19, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $258,000, $369,000 and $363,000 during the fiscal years ended October 31, 2022, 2021 and 2020, respectively, was either not recognized as revenue or reversed from revenue in the respective year. See “Renewal of leases and Reletting of Space” below and Note 16 to FREIT’s consolidated financial statements for additional details.

(2)  Since the shutdown for several months in Fiscal 2020 due to the effects of COVID-19, American Women Swim & Fitness has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $86,000, $159,000 and $133,000 during the fiscal years ended October 31, 2022, 2021 and 2020, respectively, was either not recognized as revenue or reversed from revenue in the respective year. See “Renewal of leases and Reletting of Space” below and Note 16 to FREIT’s consolidated financial statements for additional details.

(C)	Renewal of Leases and Reletting of Space

There is no assurance that we will be able to retain tenants at our commercial properties upon expiration of their leases. Upon expiration or termination of leases for space located in FREIT's commercial properties, the premises may not be relet or the terms of reletting (including the cost of concessions to tenants) may not be as favorable as lease terms for the terminated lease. If FREIT was unable to promptly relet all or a substantial portion of this space or if the rental rates upon such reletting were significantly lower than current or expected rates, FREIT's revenues and earnings, FREIT’s ability to service its debt, and FREIT’s ability to make distributions to its stockholders, could be adversely affected.

In Fiscal 2021, the lease for T-Bowl, Inc., which does business as a bowling alley at the Preakness Shopping Center located in Wayne, New Jersey, expired and has been on a month-to-month basis. Since the shutdown for several months in Fiscal 2020 due to the effects of COVID-19, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $258,000, $369,000 and $363,000 during the fiscal years ended October 31, 2022, 2021 and 2020, respectively, was either not recognized as revenue or reversed from revenue in the respective year. If the tenant does not extend or renew this lease and vacates this space, FREIT’s operating results will be adversely impacted from loss of potential base rent and additional rent of approximately $576,000 on an annualized basis. The Company is currently in discussions with this tenant.

There were no other material lease expirations during Fiscal 2022 and Fiscal 2021.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its stockholders.

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

This property is in a Flood Hazard Zone. FREIT maintains flood insurance in the amount of $500,000 for the subject property, which is the maximum available under the Flood Program for the property. Any reconstruction of that portion of the property situated in the flood hazard zone is subject to regulations promulgated by the New Jersey Department of Environmental Protection ("NJDEP"), which could require extraordinary construction methods. FREIT acquired the Westwood Plaza property in 1988, and the property has not experienced any flooding that gave rise to any claims under FREIT’s flood insurance since the date of acquisition.

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

Each of the apartment buildings or complexes owned by FREIT or an affiliate of FREIT, is subject to some form of rent control ordinance which limits the amount by which FREIT or an affiliate of FREIT, can increase the rent for renewed leases, and in some cases, limits the amount of rent which FREIT or an affiliate of FREIT can charge for vacated units, except for The Regency, Westwood Hills, The Boulders at Rockaway, and Station Place which are not subject to any rent control law or regulation.

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

Almost all of FREIT’s income and cash flow are derived from the net rental income (revenues after expenses) from our properties. FREIT’s business and financial results are affected by the following fundamental factors:

●	public health crises, epidemics and pandemics;
●	the national and regional economic climate;
●	occupancy rates at the properties;
●	tenant turnover rates;
●	rental rates;
●	operating expenses;
●	tenant improvement and leasing costs;
●	cost of and availability of capital;
●	failure of banking institutions;
●	failure of insurance carriers;
●	new acquisitions and development projects;
●	cybersecurity breaches; and
●	changes in governmental regulations, real estate tax rates and similar matters.

A negative or adverse quality change in the above factors could potentially cause a detrimental effect on FREIT’s revenue, earnings and cash flow. If rental revenues decline, we would expect to have less cash available to pay our indebtedness and distribute to our stockholders.

Adverse impact resulting from the public health crises, epidemics and pandemics: FREIT is subject to risks related to the effects of public health crises, epidemics and pandemics, including COVID-19. Such events could inhibit global, national and local economic activity; constrain our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings or refinancings; adversely affect our residential tenants’ financial condition due to a sustained loss of income, which could affect their ability to pay rent; adversely affect our commercial tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments; reduce our cash flow, which could impact our ability to pay dividends or to service our debt; temporarily or permanently reduce the demand for retail space; reduce the value of our real estate assets, which may result in material non-cash impairment charges in future periods; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence.

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Over the past several years, there have been many factors aiding in economic growth in the United States such as: (a) improvement in the housing market; (b) increased consumer confidence to push spending modestly higher; (c) improvements in private sector employment; and (d) improved credit availability. However, there have been many factors impacting long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) increasing concerns regarding terrorism; (v) rising healthcare costs; (vi) the impact of trade policies; and more recently, (vii) rising energy, wages and consumer prices driving an increase in inflation along with increasing interest rates.

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

Development and construction risks: As part of its investment strategy, FREIT seeks to acquire property for development and construction, as well as to develop and build on land already in its portfolio. Development and construction activities are challenged with the following risks, which may adversely affect FREIT’s cash flow:

●	financing may not be available in the amounts FREIT seeks, or may not be on favorable terms;
●	long-term financing may not be available upon completion of the construction;
●	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
●	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT relies on debt financing to fund its growth through acquisitions and development activities. To the extent third party debt financing is not available or not available on acceptable terms, acquisitions and development activities will be curtailed.

As of October 31, 2022, FREIT had approximately $114.2 million of non-recourse fixed interest rate mortgage debt, including deferred interest, and approximately $25 million of non-recourse variable interest rate mortgage debt. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options available to FREIT or its subsidiaries when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2022), and several of its loan agreements require FREIT or its subsidiaries to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Real estate is a competitive business: FREIT is subject to normal competition with other investors to acquire real property and to profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT. In addition, retailers at FREIT's commercial properties face increasing competition from online shopping, outlet malls and discount shopping clubs. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

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

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose such liability without regard to whether the owners knew of, or were responsible for, the presence or disposal of such substances. Such liability may be imposed on the owner in connection with the activities of any operator of, or tenant at the property. The cost of any required remediation, removal, fines or personal injury or property damages and the property owner's liability for same could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. If FREIT incurred any such liability, it could reduce FREIT's revenues and ability to make distributions to its stockholders. During the fiscal year ended October 31, 2019, FREIT conducted environmental audits for all of its properties. The environmental reports secured by FREIT have not revealed any environmental conditions on its properties which require any further remediation pursuant to any applicable federal or state law or regulations.

A property can also be negatively impacted by either physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties.

Qualification as a REIT: Since its inception in 1961, FREIT has elected to qualify as a REIT for federal income tax purposes, and will continue to operate in such a manner as to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would also eliminate the requirement that FREIT pay dividends to its stockholders.

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

Residential Apartment Properties as of October 31, 2022:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/22	Average Monthly Rent per Unit @ 10/31/22*	Average Monthly Rent per Unit @ 10/31/21*	Mortgage Balance ($000) @ 10/31/22	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/22

Berdan Court (1)	1965	176	97.9%	$2,033	$1,928	$28,815	$1,593
Wayne, NJ

Regency Club	2014	132	99.5%	$1,880	$1,738	$14,587	$17,652
Middletown, NY

Steuben Arms	1975	100	98.8%	$1,745	$1,706	$9,291	$877
River Edge, NJ

Westwood Hills (2)	1994	210	97.9%	$2,141	$2,068	$25,000 (4)	$7,864
Westwood Hills, NJ

Boulders	2006	129	97.9%	$2,299	$2,118	$7,500 (5)	$14,228
Rockaway, NJ

Station Place (3)	2017	45	96.5%	$3,476	$2,913	$11,750	$18,245
Red Bank, NJ

* Average monthly rent per unit excludes the impact of rent concessions and abatements.

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT.

(2) FREIT owns a 40% equity interest in Westwood Hills, LLC which owns 100% of Westwood Hills.

(3) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.

(4) On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023.  This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. See Note 5 to FREIT's consolidated financial statements for further details.

(5) On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. See Note 5 to FREIT's consolidated financial statements for further details.

Commercial Properties as of October 31, 2022:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/22	Average Annualized Rent per Sq. Ft. @ 10/31/22*	Average Annualized Rent per Sq. Ft. @ 10/31/21*	Mortgage Balance ($000) @ 10/31/22	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/22

Glen Rock, NJ	1962	4,672	29.1%	$63.35	$15.79	None (1)	$45

Franklin Crossing	1966 (2)	87,661	89.9%	$22.92	$21.27	None (1)	$6,241
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	85.2%	$12.19	$11.50	$17,274 (4)	$7,062
Westwood, NJ

Preakness Center (3)	2002	322,142	51.2%	$13.91	$13.41	$25,000 (5)	$22,642
Wayne, NJ

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent adjustments and the amortization of rent concessions and abatements.

(1) These properties are security for draws against FREIT's Credit Line.  (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,661 sq. ft. center that opened in October 1997.

(3) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.

(4) The mortgage payable balance includes debt payment relief granted from the lender in Fiscal 2020 resulting in total deferred payments of approximately $390,000, of which approximately $222,000 relates to deferred interest. These deferred payments are due at the maturity of this loan. See Notes 5 and 16 to FREIT's consolidated financial statements for additional details.

(5) On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which was recorded as a realized gain on the accompanying consolidated statement of income for year ended October 31, 2022. See Notes 5 and 6 to FREIT’s consolidated financial statements.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2022 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	4	31,291	8.1%	$ 424,335	$ 13.56
2023	7	17,701	4.6%	$ 547,300	$ 30.92
2024	10	50,126	12.9%	$ 1,175,120	$ 23.44
2025	8	33,692	8.7%	$ 547,702	$ 16.26
2026	7	76,105	19.6%	$ 1,089,200	$ 14.31
2027	15	162,079	41.8%	$ 2,018,776	$ 12.46
2028	2	3,714	1.0%	$ 100,020	$ 26.93
2029	1	2,786	0.7%	$ 74,940	$ 26.90
2030	2	2,680	0.7%	$ 85,416	$ 31.87
2031	1	1,300	0.3%	$ 39,000	$ 30.00
2032	1	2,249	0.6%	$ 55,140	$ 24.52
2033	1	4,365	1.1%	$ 135,315	$ 31.00

Vacant Land as of October 31, 2022:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0
(1) All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its total consolidated revenue from any single lease agreement.

In Fiscal 2022, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property, which accounted for 16.1% of total consolidated revenue. In Fiscal 2021 and 2020, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland. The Rotunda property accounted for 34% for Fiscal 2021 and 31.3% for Fiscal 2020 of total consolidated revenue. On December 30, 2021, the property owned by Grande Rotunda was sold. (See Note 2 to FREIT’s consolidated financial statements for additional details.)

Although FREIT’s general investment policy is to hold properties as long-term investments, FREIT could selectively sell certain properties if it determines that any such sale is in FREIT’s and its stockholders’ best interests. See “Maryland Property Dispositions” under Item 1 above. With respect to FREIT’s future acquisition and development activities, FREIT will evaluate various real estate opportunities, which FREIT believes would increase FREIT’s revenues and earnings, as well as complement and increase the overall value of FREIT’s existing investment portfolio.

Except for the TD Bank branch located in Rockaway, New Jersey and the property located in Glen Rock, New Jersey, all of FREIT’s and its subsidiaries’ commercial properties have multiple tenants.

As of October 31, 2022, FREIT and its subsidiaries’ commercial properties have seven (7) anchor/major tenants, which account for approximately 70.2% of the space leased. The balance of the space is leased to fifty-two (52) satellite tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

				No. of
Commercial Property		Net Leasable		Additional/Satellite
Shopping Center (SC)		Space	Anchor/Major Tenants	Tenants
Franklin Crossing	(SC)	87,661	Stop & Shop Supermarket Co.	17
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	Kmart Corp	12
Westwood, NJ			TJMaxx
Preakness Center (1)	(SC)	322,142	Stop & Shop Supermarket Co.	22
Wayne, NJ			CVS
			Annie Sez
			T-Bowl, Inc. (2)
Glen Rock, NJ	(SC)	4,672	-	1

(1) FREIT has a 40% interest in this property.

(2) See Note 16 to FREIT's consolidated financial statements and “Renewal of leases and Reletting of Space” for additional details.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 69.2%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space) and excludes from each of these years the occupancy at the Maryland Properties sold in Fiscal 2022. While our retail properties have stabilized from the impact of the COVID-19 pandemic, certain of our properties still have not attained pre-pandemic occupancy levels despite some recovery in brick and mortar retail.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 96.9% occupancy rate with respect to FREIT’s available apartment units, excluding from each of these fiscal years the occupancy at the Icon property sold in Fiscal 2022.

FREIT does not believe that any seasonal factors materially affect FREIT’s business operations and the leasing of its commercial and apartment properties.

FREIT believes that its properties are covered by adequate fire and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

ITEM 3	LEGAL PROCEEDINGS

On January 14, 2020, FREIT and certain of its affiliates (collectively, the “Sellers” or “Defendant”), entered into a Purchase and Sale Agreement (as subsequently amended, the “Purchase and Sale Agreement”) with Sinatra Properties LLC (the “Purchaser”, “Sinatra” or “Plaintiff”), which provided for the sale by the Sellers to the Purchaser of 100% of the Sellers’ ownership interests in six real properties held by the Sellers in exchange for the purchase price described therein, subject to the terms and conditions of the Purchase and Sale Agreement. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement in accordance with its terms due to the occurrence of a “Purchaser Default” thereunder, based on the Purchaser’s failure to perform its obligations under the Purchase and Sale Agreement and close the transactions contemplated therein.

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

On May 6, 2020, the Purchaser filed a complaint (the “Complaint”) against the Sellers in the Superior Court of New Jersey, Monmouth County (“Court”), in which, among other things, the Purchaser alleges breach of contract and breach of the covenant of good faith and fair dealing against the Sellers in connection with the Sellers’ termination of the Purchase and Sale Agreement. The Purchaser seeks (a) a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser; (b) declaratory judgment from the court that (i) the Purchase and Sale Agreement is not terminated, (ii) the Purchaser is not in default under the Purchase and Sale Agreement, and (iii) the Sellers are in default under the Purchase and Sale Agreement, subject to a right to cure; (c) an order for injunctive relief compelling the Sellers to perform the Purchase and Sale Agreement; (d) in the event that the court does not order specific performance, a judgment directing that the Purchaser’s $15 million deposit under the Purchase and Sale Agreement be returned to the Purchaser, and compensatory, consequential and incidental damages in an amount to be determined at trial; and (e) attorneys’ fees and costs.

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

On February 4, 2022, the Court entered an Order (the “February 4 Order”) with respect to the Summary Judgment Motions which provides as follows:

(1)	The Court finds that the Plaintiff’s have breached the subject contract and the Court dismisses all claims for relief filed by the Plaintiffs in this suit. The Court dismissed the Complaint and dismisses the Lis Pendens.
(2)	The Court finds that the liquidated damage provision of the contract is not enforceable and the Court Orders that the $15 million held in escrow be returned to the Plaintiff.
(3)	The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

On May 31, 2022, Sinatra filed a Motion for Reconsideration with the Court, requesting that the Court reconsider its February 4, 2022 Order and, among other things, (a) grant Sinatra’s motion for summary judgment, and (b) reverse the Court’s findings that (1) Sinatra breached the Purchase and Sale Agreement, (2) the Sellers did not breach the Purchase and Sale Agreement and (3) the Court’s dismissal of the Complaint and Lis Pendens. On July 8, 2022, the Court denied Sinatra’s Motion for Reconsideration.

Following the February 4 Order, the Sellers and the Purchaser each filed a motion for an award of attorney’s fees and costs pursuant to the applicable provisions of the Purchase and Sale Agreement. On December 8, 2022 the Court entered an Order awarding Sellers $3,420,422.88 in attorneys’ fees and denying the Plaintiff’s request for attorneys’ fees (the “December 8 Order”). Upon entering the December 8 Order, the Court had adjudicated all unresolved issues in the action.

On December 8, 2022, the Sellers filed a Notice of Appeal, appealing from that portion of the February 4 Order which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement.

On December 22, 2022, the Purchaser filed a Notice of Cross Appeal appealing from all determinations by the Court adverse to the Purchaser, including (i) that portion of the February 4 Order holding that the Purchaser breached the contract; (ii) the denial of the Purchaser’s motion for reconsideration of the February 4 Order; and (iii) the December 8 Order awarding the Sellers $3,420,422.88 in attorneys’ fees and denying the Purchaser’s request for attorneys’ fees.

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

Shares

FREIT has the authority to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. FREIT’s only authorized, issued and outstanding class of equity is common stock (“Shares”). As of January 27, 2023, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Bulletin Board Service (the “OTC Bulletin Board”) provided by the Financial Industry Regulatory Authority, Inc. (“FINRA”). FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Bulletin Board.

	Bid	Asked
Fiscal Year Ended October 31, 2022
First Quarter	$24.01	$25.00
Second Quarter	$24.25	$25.00
Third Quarter	$24.16	$24.75
Fourth Quarter	$16.50	$17.15

	Bid	Asked
Fiscal Year Ended October 31, 2021
First Quarter	$18.10	$18.50
Second Quarter	$17.65	$18.00
Third Quarter	$17.31	$19.00
Fourth Quarter	$18.51	$19.99

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the FREIT Board of Directors (“Board”). Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2022, FREIT paid/declared an annual dividend of $9.20 per share. For Fiscal 2021, FREIT paid/declared an annual dividend of $0.25 per share. For Fiscal 2020, FREIT did not pay/declare a dividend. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Stockholders.”

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

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow with respect to certain leases at the Maryland Properties, which have not been executed or where the rent commencement date has not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. Although there can be no assurance, a portion of the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”) may be paid to the Maryland Sellers depending upon the outcome of construction and leasing activities at the Maryland Properties. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. The release and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

The sale of the Maryland Properties having a total net book value of $172.2 million was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of October 31, 2022, approximately $1,946,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheet as of October 31, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, the FREIT Board of Directors (“Board”) declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.

The economic and financial environment: As of October 2022, the annual inflation rate is 7.7%, which is primarily being driven by soaring food prices and energy costs, labor shortages and supply disruptions while the U.S. unemployment rate increased slightly to 3.7%. Though inflation is still running near a 40-year high, it may be showing signs of slowing down since the actual rate for the month of October 2022 came in lower than the prior month, which was at 8.2%. While the Federal Reserve has been continuing to raise interest rates in an effort to lower inflation, the pace at which it may continue to do so is uncertain leading to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential properties continue to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) from 2021 to 2022 has increased across the portfolio. Additionally, the rate of increase on renewals for existing tenants has also been robust over the past year with slight signs of this robustness starting to soften. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in inflation and rising interest rates may have on these properties over the next year.

Commercial Properties: While our retail properties have stabilized from the impact of the COVID-19 pandemic, certain of our properties still have not attained pre-pandemic operating levels despite some recovery in brick and mortar retail. Additionally, the significant rise in inflation and rising interest rates could have an impact on the operating and financial performance of our commercial properties.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. In accordance with certain loan agreements, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) on its Boulders property located in Rockaway, New Jersey with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Notes 5 and 6 to FREIT’s consolidated financial statements for additional details.)

On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Operating Cash Flow: FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this annual report on Form 10-K.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2022 and 2021, and for the years ended October 31, 2022, 2021 and 2020. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Results of Operations:

Fiscal Years Ended October 31, 2022 and 2021

Summary revenues and net income for the fiscal years ended October 31, 2022 (“Fiscal 2022”) and October 31, 2021 (“Fiscal 2021”) are as follows:

	Years Ended October 31,
	2022	2021	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$10,644	$23,317	$(12,673)
Residential properties	20,627	26,974	(6,347)
Total real estate revenues	31,271	50,291	(19,020)

Operating expenses:
Real estate operating expenses	15,281	22,294	(7,013)
General and administrative expenses	5,003	5,195	(192)
Depreciation	3,995	9,300	(5,305)
Total operating expenses	24,279	36,789	(12,510)

Operating income	6,992	13,502	(6,510)

Investment income	358	116	242
Net gain on sale of Maryland properties	68,771	—	68,771
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	1,415
Loss on investment in tenancy-in-common	(228)	(295)	67
Financing costs	(8,064)	(12,276)	4,212
Net income	69,244	1,047	68,197

Net income attributable to noncontrolling
interests in subsidiaries	(23,252)	(120)	(23,132)
Net income attributable to common equity	$45,992	$927	$45,065

Earnings per share:
Basic	$6.52	$0.13	$6.39
Diluted	$6.45	$0.13	$6.32

Weighted average shares outstanding:
Basic	7,055	7,019
Diluted	7,132	7,022

Real estate revenue for Fiscal 2022 decreased 37.8% to $31,271,000 compared to $50,291,000 for Fiscal 2021. The decline in revenue was primarily attributable to the following: (a) a decrease of approximately $20.2 million attributed to the Maryland Properties sold; offset by (b) an increase from the residential segment of approximately $1.2 million, excluding the Icon at the Rotunda Property sold as part of the Maryland Properties, driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.2% in Fiscal 2022 from 97.3% in Fiscal 2021.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2022 was $45,992,000 ($6.52 per share basic and $6.45 per share diluted), compared to $927,000 ($0.13 per share basic and diluted) for Fiscal 2021.

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2022 and Fiscal 2021:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2022	2021	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$4,217	$12,094	$(7,877)
Residential properties	11,773	15,903	(4,130)
Total income from real estate operations	15,990	27,997	(12,007)

Financing costs:
Fixed rate mortgages	(4,765)	(5,783)	1,018
Floating rate mortgages	(1,978)	(5,159)	3,181
Other - Corporate interest	(137)	(225)	88
Interest rate swap contracts breakage fee	(213)	—	(213)
Mortgage cost amortization	(971)	(1,109)	138
Total financing costs	(8,064)	(12,276)	4,212

Investment income	358	116	242

General & administrative expenses:
Accounting fees	(469)	(426)	(43)
Legal and professional fees	(1,452)	(2,477)	1,025
Directors and consultant fees	(1,076)	(950)	(126)
Stock compensation expense	(1,192)	(42)	(1,150)
Corporate expenses	(814)	(1,300)	486
Total general & administrative expenses	(5,003)	(5,195)	192

Depreciation	(3,995)	(9,300)	5,305
Loss on investment in tenancy-in-common	(228)	(295)	67
Adjusted net (loss) income	(942)	1,047	(1,989)

Net gain on sale of Maryland properties	68,771	—	68,771
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	1,415
Net income	69,244	1,047	68,197

Net income attributable to noncontrolling
interests in subsidiaries	(23,252)	(120)	(23,132)
Net income attributable to common equity	$45,992	$927	$45,065

Adjusted net (loss) income for Fiscal 2022 was adjusted net (loss) of ($942,000) (($0.13) per share basic and diluted) compared to adjusted net income of $1,047,000 ($0.15 per share basic and diluted) for Fiscal 2021. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on sale of Maryland Properties in Fiscal 2022; a realized gain on the Wayne PSC interest rate swap contract termination in Fiscal 2022.

The decrease in adjusted net (loss) income for Fiscal 2022 was primarily driven by the following: (a) a decrease of approximately $3.9 million (with a consolidated impact to FREIT of approximately $2.8 million) attributed to the Maryland Properties sold; offset by (b) an increase in revenue of approximately $1.2 million (with a consolidated impact to FREIT of approximately $1.1 million), excluding the Maryland Properties sold; (c) a decrease in the reserve for uncollectible rents of approximately $0.3 million (with a consolidated impact to FREIT of approximately $0.3 million), excluding the Maryland Properties sold, primarily due to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in Fiscal 2022; (d) a decrease in general and administrative expenses (“G&A”) of approximately $0.2 million primarily driven by a decline in legal costs of approximately $1 million primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC, reincorporation expenses of approximately $0.5 million incurred in Fiscal 2021, offset by incremental stock compensation expense of approximately $1.2 million related to the stock option modification recorded in Fiscal 2022; (e) a decrease in snow removal costs of approximately $0.1 million (with a consolidated impact to FREIT of approximately $0.1 million); and (f) an increase in investment income of approximately $0.2 million resulting from a higher interest rate and cash balance in Fiscal 2022 due to the sale of the Maryland Properties.

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2022, as compared to Fiscal 2021 (See below for definition of NOI):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$8,232	$17,875	$(9,643)	-53.9%	$20,203	$26,515	$(6,312)	-23.8%	$28,435	$44,390
Reimbursements	2,364	5,311	(2,947)	-55.5%	19	157	(138)	-87.9%	2,383	5,468
Other	30	361	(331)	-91.7%	405	302	103	34.1%	435	663
Total revenue	10,626	23,547	(12,921)	-54.9%	20,627	26,974	(6,347)	-23.5%	31,253	50,521

Operating expenses	6,427	11,223	(4,796)	-42.7%	8,854	11,071	(2,217)	-20.0%	15,281	22,294
Net operating income	$4,199	$12,324	$(8,125)	-65.9%	$11,773	$15,903	$(4,130)	-26.0%	15,972	28,227

Average Occupancy % *	66.8%	69.0%		-2.2%	98.2%	97.3%		0.9%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	18	(230)
Investment income	358	116
Loss on investment in tenancy-in-common	(228)	(295)
General and administrative expenses	(5,003)	(5,195)
Depreciation	(3,995)	(9,300)
Net gain on sale of Maryland properties	68,771	—
Net realized gain on Wayne PSC interest rate swap termination	1,415	—
Financing costs	(8,064)	(12,276)
Net income	69,244	1,047
Net income attributable to noncontrolling interests in subsidiaries	(23,252)	(120)
Net income attributable to common equity	$45,992	$927

*Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in Fiscal 2022. See Note 2 to FREIT’s consolidated financial statements for further details.

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Three of these properties are multi-tenanted retail centers, one is a single tenanted retail center located in Glen Rock, New Jersey and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2022 decreased by 54.9% and 65.9%, respectively, as compared to Fiscal 2021. Average occupancy for all commercial properties, excluding the Maryland Properties sold, for Fiscal 2022 decreased by 2.2% as compared to Fiscal 2021.

The decline in revenue for Fiscal 2022 was primarily attributable to the Maryland Properties sold. The decrease in NOI for Fiscal 2022 was primarily attributable to the following: (a) a decrease of approximately $8.4 million attributed to the Maryland Properties sold; offset by (b) a decline in snow removal costs of approximately $0.1 million, excluding the Maryland Properties sold; and (c) a decrease in the reserve for uncollectible rents of approximately $0.2 million, excluding the Maryland Properties sold.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue and NOI for Fiscal 2022 decreased by 1.6% and increased by 6.5%, respectively, as compared to Fiscal 2021. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2022.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	9	137,634	$6.74	$6.37	5.8%	$—	$0.02

Non-comparable leases	5	11,875	$26.37	N/A	N/A	$1.07	$1.32

Total leasing activity	14	149,509

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Icon at the Rotunda Property, which was sold as part of the Maryland Properties on December 30, 2021 (see Note 2 to FREIT’s consolidated financial statements) and the Pierre Towers property, which was converted to a TIC (see Note 3 to FREIT’s consolidated financial statements).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2022 decreased by 23.5% and 26%, respectively, as compared to Fiscal 2021. Average occupancy for all residential properties, excluding the Icon at the Rotunda Property sold, for Fiscal 2022 increased by 0.9% as compared to Fiscal 2021.

The decrease in revenue for Fiscal 2022 was primarily attributable to the following: (a) a decrease of approximately $7.5 million attributed to the Icon at the Rotunda Property sold; offset by (b) an increase of approximately $1.2 million, excluding the Icon at the Rotunda Property sold, primarily driven by an increase in base rents across all properties and an increase in the average occupancy rate to 98.2% in Fiscal 2022 from 97.3% in Fiscal 2021. The decrease in NOI for Fiscal 2022 was primarily attributable to the following: (a) a decrease of approximately $5.2 million attributed to the Icon at the Rotunda Property sold; (b) an increase in utilities expense of approximately $0.1 million, excluding the Icon at the Rotunda Property sold; offset by (c) an increase in revenue of approximately $1.2 million, excluding the Icon at the Rotunda Property sold; and (d) a decrease in the reserve for uncollectible rents of approximately $0.1 million, excluding the Icon at the Rotunda Property sold.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda Property was excluded from same property results for all periods presented because this property was sold in Fiscal 2022. Same property revenue and NOI for Fiscal 2022 increased by 6.9% and 11.2%, respectively, as compared to Fiscal 2021. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents (excluding from both periods presented for comparability purposes the Icon at the Rotunda Property, which was sold in Fiscal 2022) at the end of Fiscal 2022 and Fiscal 2021 were $2,085 and $1,939, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $198,000 and $191,000, respectively.

Capital expenditures: FREIT tends to spend more in any given year on maintenance and capital improvements at its residential properties which were constructed more than 25 years ago (Steuben Arms, Berdan Court and Westwood Hills properties) than on its newer properties (Boulders, Regency and Station Place properties). Funds for these capital projects are available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Years Ended October 31,
	2022	2021
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,229	$5,783
New	536	—
Variable rate mortgages:
1st Mortgages
Existing	1,978	5,159
New	—	—
Interest rate swap contracts breakage fee	213	—
Other	137	225
Total financing costs, gross	7,093	11,167
Amortization of mortgage costs	971	1,109
Total financing costs, net	$8,064	$12,276

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2022 decreased by approximately $4,212,000 or 34.3%, compared to Fiscal 2021 which was primarily attributable to the following: (a) a decline of approximately $4,513,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in Fiscal 2022; (b) a decrease of approximately $382,000 attributed to the refinancing of the loan on the Boulders property in Fiscal 2022 resulting in a reduction in the interest rate from 5.37% to 2.85% and in the principal balance from approximately $14.4 million to $7.5 million; offset by (c) an increase of approximately $213,000 attributed to a breakage fee on the early termination of the interest rate swap contracts relating to the underlying loan on the Damascus Property, which was repaid from the net proceeds of the sale of the Damascus Property in Fiscal 2022; and (d) an increase of approximately $148,000 related to the write-off of deferred mortgage costs on the Wayne PSC mortgage loan previously held with People’s United Bank which was refinanced with a new lender in Fiscal 2022. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

INVESTMENT INCOME

Investment income for Fiscal 2022 was $358,000 as compared to $116,000 for Fiscal 2021. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian & Co. employees, including Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT, David B. Hekemian, a Director of FREIT, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and certain other members of the immediate family of the late Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest. In Fiscal 2022, the secured loans receivable was repaid with proceeds received from the sale of the Rotunda Property. (See Note 8 to FREIT’s consolidated financial statements for additional details.) The increase in investment income for Fiscal 2022 was primarily driven by a higher interest rate and cash balance in Fiscal 2022 due to the sale of the Maryland Properties. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2022 was $5,003,000 as compared to $5,195,000 for Fiscal 2021. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for Fiscal 2022 was primarily driven by a decline in legal costs of approximately $1 million primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC, reincorporation expenses of approximately $0.5 million incurred in Fiscal 2021, offset by incremental stock compensation expense of approximately $1.2 million related to the stock option modification recorded in Fiscal 2022 (see Note 10 to FREIT’s consolidated financial statements for additional details on the compensation expense).

DEPRECIATION

Depreciation expense from operations for Fiscal 2022 was $3,995,000 as compared to $9,300,000 for Fiscal 2021. The decline in depreciation expense for Fiscal 2022 was primarily attributable the sale of the Maryland Properties. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

Results of Operations:

Fiscal Years Ended October 31, 2021 and 2020

Summary revenues and net income for Fiscal 2021 and October 31, 2020 (“Fiscal 2020”) are as follows:

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

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2021 and Fiscal 2020:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2021	2020	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$12,094	$12,755	$(661)
Residential properties	15,903	17,050	(1,147)
Total income from real estate operations	27,997	29,805	(1,808)

Financing costs:
Fixed rate mortgages	(5,783)	(7,401)	1,618
Floating rate mortgages	(5,159)	(5,303)	144
Other - Corporate interest	(225)	(329)	104
Mortgage cost amortization	(1,109)	(1,089)	(20)
Total financing costs	(12,276)	(14,122)	1,846

Investment income	116	204	(88)

General & administrative expenses:
Accounting fees	(426)	(558)	132
Legal and professional fees	(2,477)	(1,074)	(1,403)
Directors and consultant fees	(950)	(1,205)	255
Stock compensation expense	(42)	(46)	4
Corporate expenses	(1,300)	(938)	(362)
Total general & administrative expenses	(5,195)	(3,821)	(1,374)

Third party transaction costs	—	(4,606)	4,606
Depreciation	(9,300)	(10,341)	1,041
Loss on investment in tenancy-in-common	(295)	(202)	(93)
Adjusted net income (loss)	1,047	(3,083)	4,130

Tenant improvement write-off due to COVID-19	—	(7,277)	7,277
Gain on deconsolidation of subsidiary	—	27,680	(27,680)
Net income	1,047	17,320	(16,273)

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(120)	3,233	(3,353)
Net income attributable to common equity	$927	$20,553	$(19,626)

Adjusted net income (loss) for Fiscal 2021 was net income of $1,047,000 ($0.15 per share basic and diluted) compared to net (loss) of ($3,083,000) (($0.44) per share basic and diluted) for Fiscal 2020. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on deconsolidation of the Pierre Towers property in Fiscal 2020; and a tenant improvement write-off due to COVID-19 in Fiscal 2020.

The increase in adjusted net income (loss) for Fiscal 2021 was primarily driven by the following: (a) third party transaction costs incurred in Fiscal 2020 of approximately $4.6 million; (b) a decrease in net financing costs of approximately $1.2 million (with a consolidated impact to FREIT of approximately $0.9 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.6 million in interest expense), primarily driven by a decline in interest rates on variable mortgage loans; (c) a decline in depreciation expense of approximately $0.6 million (with a consolidated impact to FREIT of approximately $0.3 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.5 million in depreciation expense), primarily driven by the tenant improvements written off in Fiscal 2020; (d) a decline in expense for the reserve of uncollectible rents for commercial tenants of approximately $0.4 million (with a consolidated impact to FREIT of approximately $0.3 million); (e) an increase in revenue, excluding the impact of the conversion of the Pierre Towers property to a TIC, in the amount of approximately $0.2 million (with a consolidated impact to FREIT of approximately $0.3 million); (f) a decrease in leasing costs in the amount of approximately $0.2 million (with a consolidated impact to FREIT of approximately $0.1 million) resulting from the write-off of unamortized lease commissions in Fiscal 2020 due to the Cobb Theatres’ rejection of its lease; offset by (g) an increase in general & administrative expenses of approximately $1.4 million primarily driven by an increase in legal costs in Fiscal 2021 attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC and reincorporation expenses incurred in Fiscal 2021 to reincorporate in the state of Maryland; (h) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.4 million); (i) an increase in repairs and maintenance expense of approximately $0.5 million (with a consolidated impact to FREIT of approximately $0.3 million), (excluding the impact of the deconsolidation of the operating results of the Pierre Towers from FREIT’s operating results of approximately $0.2 million in repairs and maintenance expense); and (j) a decrease in adjusted net income with an impact of approximately $0.3 million attributed to the Pierre Towers deconsolidation from FREIT’s operating results in Fiscal 2020 (with a consolidated impact to FREIT of approximately $0.2 million). (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2021, as compared to Fiscal 2020 (See below for definition of NOI):

	Commercial				Residential					Combined
	Years Ended				Years Ended					Years Ended
	October 31,		Increase (Decrease)		October 31,			Increase (Decrease)		October 31,
	2021	2020	$	%	2021		2020	$	%	2021	2020
	(In Thousands)				(In Thousands)					(In Thousands)
Rental income	$17,875	$18,769	$(894)	-4.8%	$26,515		$27,812	$(1,297)	-4.7%	$44,390	$46,581
Reimbursements	5,311	5,690	(379)	-6.7%	157		150	7	4.7%	5,468	5,840
Other	361	27	334	1237.0%	302		676	(374)	-55.3%	663	703
Total revenue	23,547	24,486	(939)	-3.8%	26,974		28,638	(1,664)	-5.8%	50,521	53,124

Operating expenses	11,223	11,334	(111)	-1.0%	11,071		11,588	(517)	-4.5%	22,294	22,922
Net operating income	$12,324	$13,152	$(828)	-6.3%	$15,903		$17,050	$(1,147)	-6.7%	28,227	30,202

Average Occupancy %	76.3%	79.7%		-3.4%	96.5%	*	94.0%*		2.5%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(230)	(397)
Investment income	116	204
Third party transaction costs	—	(4,606)
Gain on deconsolidation of subsidiary	—	27,680
Loss on investment in tenancy-in-common	(295)	(202)
General and administrative expenses	(5,195)	(3,821)
Depreciation	(9,300)	(10,341)
Tenant improvement write-off due to COVID-19	—	(7,277)
Financing costs	(12,276)	(14,122)
Net income	1,047	17,320
Net (income) loss attributable to noncontrolling interests in subsidiaries	(120)	3,233
Net income attributable to common equity	$927	$20,553

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2021 decreased by 3.8% and 6.3%, respectively, as compared to Fiscal 2020. The decline in revenue for Fiscal 2021 was primarily attributed to the following: (a) a decrease in reimbursement revenue of approximately $0.4 million primarily attributed to the settle-ups of Common Area Maintenance with commercial tenants in the fiscal quarter ended October 31, 2021; and (b) a decline in revenue in the amount of approximately $0.6 million (net of lease termination payments received from PetValu in the amount of approximately $0.3 million and a settlement payment in the amount of approximately $0.2 million received from Cobb Theatre at the Rotunda retail property) primarily attributable to a decline in the average occupancy rate to 76.3% in Fiscal 2021 from 79.7% in Fiscal 2020. The decline in NOI for Fiscal 2021 was primarily attributable to the following: (a) a decline in revenue of approximately $0.9 million as described above; (b) an increase in snow removal costs due to a harsher winter in Fiscal 2021 of approximately $0.3 million; (c) an increase in repairs and maintenance expense of approximately $0.2 million; offset by (d) a decline in expense for the reserve of uncollectible rents of approximately $0.4 million; and (e) a decrease in leasing costs in the amount of approximately $0.2 million resulting from the write-off of unamortized lease commissions in Fiscal 2020 due to the Cobb Theatres’ rejection of its lease.

Same Property Operating Results: FREIT’s commercial segment currently contains eight (8) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in Fiscal 2021 and Fiscal 2020, refer to the preceding paragraph for discussion of changes in same property results.

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

On May 4, 2021, Burlington amended its lease at the Westridge Square Shopping Center (owned by WestFREIT) extending the term of the lease for a period of one (1) year and ninety (90) days commencing on December 1, 2021 and expiring on February 28, 2023 (“Fourth Extension Period”). The fixed rent during this Fourth Extension Period was reduced from $59,120 per month to $35,830 per month. Additionally, Burlington has the right to terminate the lease at any time prior to the last day of the Fourth Extension Period by providing at least twelve (12) months prior written notice of such termination (the “Termination Notice”). In the event that Burlington delivers the Termination Notice, the term of the lease shall automatically end on the last day of the twelfth (12th) full calendar month immediately following receipt of the Termination Notice. On January 7, 2022, the property owned by WestFREIT was sold. (See Note 2 to FREIT’s consolidated financial statements for additional details.)

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

The properties owned by Grande Rotunda, WestFREIT and Damascus Centre were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. See Note 2 to FREIT’s consolidated financial statements for additional details.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. (See Note 3 to FREIT’s consolidated financial statements for further details.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2021 decreased by 5.8% and 6.7%, respectively, as compared to Fiscal 2020. The decline in revenue for Fiscal 2021 was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in revenue of approximately $2.7 million; (b) an insurance reimbursement received at the Icon property in Fiscal 2020 in the amount of approximately $0.2 million; offset by (c) an increase in revenue of approximately $1.2 million driven by an increase in the average occupancy rate by approximately 2.5% over Fiscal 2020 and an increase in base rent across most properties. The decline in NOI for Fiscal 2021 was primarily attributable to the following: (a) a deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decline in NOI of approximately $1.3 million; (b) an increase in repairs and maintenance expense of approximately $0.3 million; (c) an increase in operating expenses of approximately $0.3 million primarily driven by an increase in snow removal costs due to a harsher winter in Fiscal 2021 and an increase in janitorial costs; (d) an increase in advertising expense of approximately $0.1 million; and (e) an increase in expense for the reserve of uncollectible rents of approximately $0.1 million; offset by (f) an increase in revenue of approximately $1 million (excluding the impact of the Pierre Towers deconsolidation).

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

Total net financing costs for Fiscal 2021 decreased by approximately $1,846,000 or 13.1%, compared to Fiscal 2020 which is attributable to the following: (a) a decline in interest on the variable mortgage loans for the Rotunda and WestFREIT properties of approximately $1,105,000 resulting from lower interest rates (See Note 2 to FREIT’s consolidated financial statements for further details); and (b) the deconsolidation of the Pierre Towers property from FREIT’s operating results due to the conversion to a TIC as of February 28, 2020 resulting in a decrease in net financing costs of approximately $645,000. (See Note 3 to FREIT’s consolidated financial statements for further details on the deconsolidation of the Pierre Towers property.)

INVESTMENT INCOME

Investment income for Fiscal 2021 was $116,000 as compared to $204,000 for Fiscal 2020. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and interest earned from secured loans receivable (loans made to Hekemian & Co. employees, including Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT, David B. Hekemian, a Director of FREIT, Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and certain other members of the immediate family of the late Robert S. Hekemian, FREIT’s former Chairman, Chief Executive Officer and consultant of FREIT) for their equity investments (through Rotunda 100, LLC) in Grande Rotunda, LLC, a limited liability company in which FREIT owns a 60% equity interest. (See Note 8 to FREIT’s consolidated financial statements for additional details.)

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2021 was $5,195,000 as compared to $3,821,000 for Fiscal 2020. The primary components of G&A are accounting/auditing fees, legal and professional fees, directors’ and consultant fees and corporate expenses. The increase in G&A costs for Fiscal 2021 was primarily driven by the following: (a) an increase in legal costs of approximately $1,403,000 primarily resulting from the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in corporate expenses of approximately $362,000 primarily attributed to reincorporation expenses incurred in Fiscal 2021 of approximately $493,000 to reincorporate in the state of Maryland offset by costs incurred in Fiscal 2020 for the formation and transfer of the Pierre subsidiary to a TIC of approximately $293,000; offset by (c) a decline in directors’ and consultant fees of approximately $255,000.

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

DEPRECIATION

Depreciation expense from operations for Fiscal 2021 was $9,300,000 as compared to $10,341,000 for Fiscal 2020. The decline in depreciation expense in Fiscal 2021 was primarily attributable to the following: (a) a decline in the amount of approximately $460,000 resulting from the deconsolidation of the operating results of the Pierre Towers property from FREIT’s operating results as of February 28, 2020 (See Note 3 to FREIT’s consolidated financial statements for further details); and (b) the remainder of the decline is primarily related to tenant improvements written off in Fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7.3 million for Fiscal 2022 compared to net cash provided by operating activities of $12.2 million for Fiscal 2021. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this annual report on Form 10-K.

As of October 31, 2022, FREIT had cash, cash equivalents and restricted cash totaling $58.5 million, compared to $39 million at October 31, 2021. The increase in cash in Fiscal 2022 was primarily attributable to approximately $249.7 million in net cash provided by investing activities including capital expenditures and $7.3 million in net cash provided by operating activities offset by approximately $237.6 million in net cash used in financing activities. The increase in cash of approximately $19.5 million was primarily attributed to the following: (a) a distribution of net proceeds received from the sale of the Rotunda Property of approximately $54.4 million (inclusive of a loan repayment from Grande Rotunda of approximately $27.7 million and repayment of secured loans receivable including accrued interest by certain members in Rotunda 100 of approximately $5.3 million); (b) a distribution of net proceeds received from the sale of the Damascus Property of approximately $11.8 million; (c) net proceeds received from the sale of the Westridge Square Property of approximately $0.1 million; (d) anticipated funds to be released of approximately $6.3 million and funds released of approximately $1.9 million from the funds held in post-closing escrow for rents related to the sale of the Maryland Properties; (e) net proceeds received from the refinancing of the Wayne PSC loan of approximately $3.4 million (inclusive of an interest reserve escrow balance of approximately $0.9 million as of October 31, 2022); (f) $2 million in proceeds received from the exercise of stock options in October 2022; offset by (g) a loan pay-down including closing costs of approximately $7.6 million attributed to the refinancing of the loan on the Boulders property; and (h) dividends paid in Fiscal 2022 of approximately $53.5 million (inclusive of a $51.5 million dividend distribution of capital gain/proceeds received from sale of Maryland Properties). (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including interest) which was included in “Due to affiliate” on the accompanying consolidated balance sheet. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. As of October 31, 2022, all loans were repaid in full to each of the equity owners in Grande Rotunda.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2022 and 2021, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Dividend: On August 4, 2022, the FREIT Board of Directors (“Board”) declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). (See Note 2 to FREIT’s consolidated financial statements for additional details.) On September 28, 2022, the Board declared an ordinary dividend of $1.50 per share, which was paid on December 15, 2022 to stockholders of record on December 1, 2022. The Board declared dividends totaling approximately $65,163,000 ($9.20 per share) to stockholders of record during Fiscal 2022. The Board will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on September 28, 2022 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of October 31, 2022, FREIT’s aggregate outstanding mortgage debt was $139.2 million, which bears a weighted average interest rate of 4.72% and an average life of approximately 2.46 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$42.1 (A)	$16.5	$38.9	$0.0	$0.0	$10.5	$26.0

(A)	Includes the following:

	(1)	A loan on the Westwood Hills property, which is a residential property located in Westwood, New Jersey, in the amount of approximately $25 million. Pursuant to the loan agreement, this loan was extended for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. (See Note 5 to FREIT's consolidated financial statements for additional details.)

	(2)	A loan on the Westwood Plaza shopping center, located in Westwood, New Jersey, in the amount of approximately $17.1 million, which is maturing on February 1, 2023. The Company is in the process of extending this loan with the current lender, Valley National Bank, for one (1) year. Under the terms and conditions of this loan modification, the loan will be payable based on the existing monthly installments of $129,702 including a fixed interest rate based on the Wall Street Journal Prime at the time of the closing on this extension (currently approximately 7.00%). Additionally, FREIT will be required to prepay the annualized principal and interest payments for one (1) year, which will be held in an account at Valley National Bank and will be used to make monthly payments on the loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended. (See Note 5 to FREIT's consolidated financial statements for additional details.)

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2022 and 2021:

($ in Millions)	October 31, 2022	October 31, 2021

Fair Value	$132.2	$301.6

Carrying Value, Net	$138.1	$299.9

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2022, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $3 million, and a 1% decrease would increase the fair value by $3.1 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”), a consolidated subsidiary, refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. This loan, secured by an apartment building in Westwood, New Jersey, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and had a maturity date of October 1, 2022. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood

Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills. On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. As of October 31, 2022, $25,000,000 of this loan was drawn and outstanding and the interest rate was 7.13%. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

On July 22, 2022, Wayne PSC refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Notes 5 and 6 to FREIT’s consolidated financial statements for additional details.)

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

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,587,000 at October 31, 2022) for the Regency swap and a notional amount of approximately $12,350,000 ($11,751,000 at October 31, 2022) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 2 to FREIT’s consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 6 to FREIT’s consolidated financial statements for further details.)

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

FREIT had a variable interest rate loan secured by its Rotunda Property. As part of the refinancing of Grande Rotunda’s construction loan with a new loan from Aareal Capital Corporation, Grande Rotunda had purchased an interest rate cap contract on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda had purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, maturing on March 5, 2021. Effective February 6, 2021, Grande Rotunda exercised the first extension option on this loan with a balance of approximately $118.5 million, extending the loan one year with a new maturity date of February 6, 2022. Additionally, Grande Rotunda purchased an interest rate cap contract on LIBOR, with an effective date of March 5, 2021, for the loan amount of approximately $118.5 million, capping the one-month LIBOR rate at 3% for one year expiring on February 6, 2022. On December 30, 2021, the Rotunda Property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. (See Note 2 to FREIT’s consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")” which was adopted by FREIT in the first quarter of Fiscal 2020 (see Note 1 to FREIT’s consolidated financial statements for further details), FREIT marks-to-market its interest rate swap and cap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swaps and cap are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s consolidated statement of income; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed rate swaps or the cap contract and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense..

FREIT has the following derivative-related risks with its swap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2022, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap all of which have been included in FREIT’s consolidated balance sheet as at October 31, 2022. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the years ended October 31, 2022 and 2021, FREIT recorded an unrealized gain of approximately $3,717,000 and $2,616,000, respectively, in the consolidated statement of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2022 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within		2 - 3	4 - 5	After 5
	Total	One Year		Years	Years	Years
Long-Term Debt
Annual Amortization	$5,190	$886		$1,482	$1,666	$1,156
Balloon Payments	134,027	42,149	(A)	55,415	—	36,463
Total Long-Term Debt *	$139,217	$43,035		$56,897	$1,666	$37,619

*	Includes deferred interest in the amount of approximately $222,000. See Note 5 to FREIT's consolidated financials for additional details.

(A)	Includes the following:
(1) A loan on the Westwood Hills property, which is a residential property located in Westwood, New Jersey, in the amount of approximately $25 million. Pursuant to the loan agreement, this loan was extended for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. (See Note 5 to FREIT's consolidated financial statements for additional details.)
(2) A loan on the Westwood Plaza shopping center, located in Westwood, New Jersey, in the amount of approximately $17.1 million, which is maturing on February 1, 2023. The Company is in the process of extending this loan with the current lender, Valley National Bank, for one (1) year. Under the terms and conditions of this loan modification, the loan will be payable based on the existing monthly installments of $129,702 including a fixed interest rate based on the Wall Street Journal Prime at the time of the closing on this extension (currently approximately 7.00%). Additionally, FREIT will be required to prepay the annualized principal and interest payments for one (1) year, which will be held in an account at Valley National Bank and will be used to make monthly payments on the loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended. (See Note 5 to FREIT's consolidated financial statements for additional details.)

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2022 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within		2 - 3	4 - 5	After 5
	Total	One Year		Years	Years	Years

Interest on Fixed Rate Debt	$14,936	$3,867		$6,181	$2,941	$1,947
Interest on Variable Rate Debt *	1,636	1,636	(A)	—	—	—
Total Interest Obligations	$16,572	$5,503		$6,181	$2,941	$1,947

*	Interest based on rates as of October 31, 2022

(A) Assumed the exercise of the second loan extension on the Westwood Hills loan, pursuant to the loan agreement, which will extend the loan from April 1, 2023 to October 1, 2023 on the same terms and conditions. (See Note 5 to FREIT's consolidated financial statements for additional details.)

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

	Years Ended October 31,
	2022		2021	2020
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$69,244		$1,047	$17,320
Net gain on sale of Maryland properties	(68,771)		—	—
Net gain on Wayne PSC interest rate swap termination	(1,415)		—	—
Gain on deconsolidation of subsidiary	—		—	(27,680)
Depreciation of consolidated properties	3,995		9,300	10,341
Tenant improvement write-off due to COVID-19	—		—	7,277
Amortization of deferred leasing costs	133		544	730
Distributions to non-controlling interests	(735	)(b)	(1,350)	(583	)(c)
Adjustment to loss in investment in tenancy-in-common for depreciation	1,419		1,408	933

FFO	$3,870		$10,949	$8,338

Per Share - Basic	$0.55		$1.56	$1.19
Per Share - Diluted	$0.54		$1.56	$1.19

(a) As prescribed by NAREIT.
(b) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million related to the sale of the Damascus and Rotunda properties. See Note 2 to FREIT's consolidated financial statements for further details.
(c) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million related to the refinancing of the loan for the Westwood Hills property. See Note 5 to FREIT's consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$3,870		$10,949	$8,338
Deferred rents (Straight lining)	(18)		230	397
Capital Improvements - Apartments	(1,034)		(625)	(347)
AFFO	$2,818		$10,554	$8,388

Per Share - Basic and Diluted	$0.40		$1.50	$1.20

Weighted Average Shares Outstanding:
Basic	7,055		7,019	6,992
Diluted	7,132		7,022	6,994

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

DISTRIBUTIONS TO STOCKHOLDERS

Since its inception in 1961, FREIT has elected to be treated as a REIT for federal income tax purposes. In order to qualify as a REIT, FREIT must satisfy a number of highly technical and complex operational requirements of the Internal Revenue Code, including a requirement that FREIT must distribute to its stockholders at least 90% of its REIT taxable income. Although cash used to make distributions reduces amounts available for capital investment, FREIT generally intends to distribute not less than the minimum of REIT taxable income necessary to satisfy the applicable REIT requirement as set forth in the Internal Revenue Code. With respect to the Jobs and Growth Tax Relief Reconciliation Act of 2003, the reduction of the tax rate on dividends does not apply to FREIT dividends other than capital gains dividends, which are subject to capital gains rates. FREIT’s policy is to pass on at least 90% of its ordinary taxable income to stockholders. FREIT’s taxable income is untaxed at the FREIT level to the extent distributed to stockholders. FREIT’s dividends of ordinary taxable income will be taxed as ordinary income to its stockholders and FREIT’s capital gains dividends will be taxed as capital gains to its stockholders. FREIT’s Board evaluates the dividend to be declared/paid (if any) on a quarterly basis.

The following tables list the quarterly dividends declared for the three most recent fiscal years and the dividends as a percentage of taxable income for those periods.

	Fiscal Years Ended October 31,
	2022	2021	2020
First Quarter	$0.10	$0.05	$—
Second Quarter	$0.10	$0.05	$—
Third Quarter	$—	$0.05	$—
Fourth Quarter	$9.00	$0.10	$—
Total For Year	$9.20	$0.25	$—

		(in thousands of dollars)							Dividends
Fiscal	Per	Total	Ordinary		Capital Gain		Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis		Income		Taxable Income
2022	$9.20	$65,163	$—	*	$45,307	*	$45,307	*	143.8%
2021	$0.25	$1,755	$1,900		$—		$1,900		92.4%
2020	$—	$—	$—		$—		$—		0.0%
*Estimated

INFLATION

Inflation can impact the financial performance of FREIT in various ways. FREIT’s commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are generally for a one-year term, which may allow FREIT to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Liquidity and Capital Resources” and “Segment Information” in Item 7 above.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 63 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2022. There have been no significant changes in FREIT’s internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2022.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2022. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2022 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The executive officers and directors of FREIT are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	63	Chief Executive Officer, President and Director
Ronald J. Artinian	74	Chairman of the Board and Director
David F. McBride, Esq.	75	Director
John A. Aiello, Esq.	73	Secretary and Director
Justin F. Meng	44	Director
David B. Hekemian	56	Director
Richard J. Aslanian	62	Director
Allan Tubin	84	Chief Financial Officer and Treasurer

There are no family relationships among the members of the FREIT Board of Directors (the “Board”) and the executive officers, except that Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT, and David B. Hekemian, a director of FREIT, are siblings and the sons of the late Robert S. Hekemian, FREIT’s former Chairman and Chief Executive Officer and the former Chairman and Chief Executive Officer of Hekemian & Co., Inc., FREIT’s managing agent (“Hekemian & Co.”). During the past five years, none of the directors or executive officers of FREIT have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except Robert S. Hekemian, Jr., who was a director of Oritani Financial Corp. (ORIT), the holding company for Oritani Bank, of which he was also a director.

Each of the executive officers of FREIT serves in his office(s) until such time as his successor is elected and qualified.

Biographical Information

Robert S. Hekemian, Jr. has served as a director since 2007, and he was appointed as Chief Executive Officer of FREIT in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT. Mr. Hekemian was additionally appointed to the office of President of FREIT in February 2019. Mr. Hekemian’s current term as a member of the Board is scheduled to expire at the 2023 annual meeting of FREIT’s stockholders and his term as President and Chief Executive Officer will expire at such time as his successor qualifies and is appointed. Mr. Hekemian has been involved in real estate activities for over 40 years, including property management, leasing, mortgage financing, construction and acquisitions of multifamily residential and commercial properties located throughout the Northeast and Mid-Atlantic regions of the United States. He has served as Chief Executive Officer of Hekemian & Co. since 2021. From 2004 to 2020, Mr. Hekemian served as President and Chief Operating Officer of Hekemian & Co. From 1983 to 2003, Mr. Hekemian served as Executive Vice President of Hekemian & Co. Mr. Hekemian is principally responsible for identifying real estate acquisitions and evaluating the performance of the real estate properties managed by Hekemian & Co. with a view toward strategic decision making. Mr. Hekemian formerly served on the Board of Oritani Bank and was Chair of the Loan Committee. Mr. Hekemian is a member of the Board of Governors, Hackensack University Medical Center and a former director of the Hackensack University Medical Center Foundation. He formerly served on the Board of the New York Philharmonic and was the former Chairman of the Bergen County Community College Foundation. Mr. Hekemian was appointed Condemnation Commissioner by the State of New Jersey and has served on various corporate and charitable committees. He is a Board Member of the Meridian School of Medicine and Chairs the Student Affairs Committee. Mr. Hekemian earned a Bachelor of Science in Business Administration from American University and graduated as a MIT Sloan Fellow from the MIT Sloan School with a Master of Science in Management.

Ronald J. Artinian has served as a director since 1992, and he was appointed as Chairman of FREIT in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT. Mr. Artinian’s current term as a member of the Board is scheduled to expire at the 2025 annual meeting of FREIT’s stockholders and his term as Chairman will expire at such time as his successor is appointed and qualifies. Mr. Artinian worked in the financial services industry for 26 years, including with Smith Barney, Inc. from 1989 to 1998, where Mr. Artinian held positions as an Executive Vice President,

Managing Director and National Sales Manager. Mr. Artinian retired from Smith Barney in January 1998 in order to pursue other business interests as a private investor. Mr. Artinian joined the board of The Reserve, a money market fund, in 2007 and served as lead independent director from March 2009 through December 2016. Mr. Artinian earned a Bachelor of Arts in English from the University of Pennsylvania and a Master of Business Administration from the University of Pennsylvania, Wharton School.

David F. McBride, Esq. has served as a director since 2007. His current term as a member of the Board is scheduled to expire at the 2023 annual meeting of FREIT’s stockholders. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as Chairman of its board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. Since 1998, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018. Mr. McBride earned a Bachelor of Arts in Economics from Georgetown University and a Juris Doctor from the Georgetown University Law School.

John A. Aiello, Esq. has served as the Secretary of FREIT since 2003 and as a director of the Board since December 2015. His current term as a member of the Board is scheduled to expire at the 2024 annual meeting of FREIT’s stockholders. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 48 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions; Director Independence”. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University. Mr. Aiello graduated cum laude with a Bachelor of Science in Finance from the University of Pennsylvania, Wharton School and earned a Juris Doctor degree from the Georgetown University Law School.

Justin F. Meng has served as a director since February 2016.  His current term as a member of the Board is scheduled to expire at the 2025 annual meeting of FREIT’s stockholders. Mr. Meng is a Managing Partner and Co-Portfolio Manager at V3 Capital Management L.P., an investment firm focused on publicly-traded real estate securities that he co-founded in 2011.  Previously, he was Partner and Head of REIT Research for High Rise Capital Management, L.P., where he worked from 2005 to 2011.  From 2002 to 2005, Mr. Meng served as an Associate at J.P. Morgan Asset Management in the Real Estate Investment Group, where he worked both in the acquisitions and asset management departments.  From 2000 to 2002, he served as an Analyst at J.P. Morgan Asset Management in their Fixed Income Group. Mr. Meng earned a Bachelor of Science in Mechanical Engineering from Brown University and a Master of Science in Real Estate Development from New York University. Mr. Meng is a CFA charterholder.

David B. Hekemian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire at the 2024 annual meeting of FREIT’s stockholders. Mr. Hekemian has served as a commercial real estate executive at Hekemian & Co. for over 30 years, holding positions of increasing responsibilities throughout his tenure at the company focused on strategic business and investment planning, retail development and leasing, asset profitability management and lender negotiations. He has served as President of Hekemian & Co. since 2021. From 1996 to 2020, Mr. Hekemian served as Principal/Broker-Salesperson, Director of Commercial Brokerage and as a member of Hekemian & Co.’s Executive Committee. From 1988 to 1992 he served as Property Manager, and from 1992 to 1996 he served as Vice President-Salesperson of Hekemian & Co. Mr. Hekemian is a member of the Armenian Missionary Association of America, where he served as Assistant Treasurer and a member of the Budget and Finance Committee from 1998 to 2007 and as Co-Chairman of the Investment Committee from 1996 to 2009, which included oversight and management of a $100 million equity and fixed income portfolio. Mr. Hekemian is also a member of the Council for the Borough of Saddle River, NJ. Mr. Hekemian earned a Bachelor of Science in Finance from Boston College.

Richard J. Aslanian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire at the 2024 annual meeting of FREIT’s stockholders. Mr. Aslanian is the Co-Founder of Welcome Home Brands, LLC, a distributor of imported paper and plastic bakeware products that services cruise lines, hotels, casinos and food service companies. He co-founded Welcome Home Brands, LLC in 2010. From 2007 to 2009 Mr. Aslanian was the Chief Executive Officer, sole Managing Member and founder of Blue Ram Capital Management, LLC, which managed an investment partnership of public equities in developed markets. In 2006, Mr. Aslanian retired from Goldman Sachs & Co. as a Managing Director after having been with the firm since 1991, during which time he was co-head of one of the most prominent wealth management teams of the firm. From 1985 to 1991 Mr. Aslanian was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP where he concentrated his practice on corporate and tax matters and public and private mergers and acquisitions. Mr. Aslanian established the Richard J. Aslanian Scholarship Fund, an endowed scholarship, at the University of Pennsylvania, and has served on the boards of several charitable organizations, including the Partnership for Inner-City Education, the Harrison Educational Foundation and the Armenian Church Endowment Fund. Mr. Aslanian graduated summa cum laude with a Bachelor of Arts in Economics from the University of Pennsylvania and graduated from the Columbia University School of Law with honors as a Harlan Fiske Stone Scholar in each of the three years of law school.

Allan Tubin was appointed as Chief Financial Officer and Treasurer of FREIT in February 2019. Mr. Tubin is the Chief Financial Officer of Hekemian & Co. As Chief Financial Officer of Hekemian & Co., Mr. Tubin is responsible for corporate and project finance, budgeting and tax planning, accounting, and SEC compliance for FREIT. He is a member of Hekemian & Co.’s Acquisitions and Development Due Diligence Team, where he is responsible for financial forecasting and modeling. Mr. Tubin has over 25 years’ experience in real estate finance. Prior to joining Hekemian & Co. in 1996, he served as the Chief Financial Officer for the international real estate activities of the investment bank Donaldson, Lufkin & Jenrette, and served as a certified public accountant with Ernst & Young. Mr. Tubin earned a Bachelor of Business Administration from Pace University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FREIT’s executive officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and stockholders holding more than 10% of the Shares are required by SEC regulation to furnish FREIT with copies of all Forms 3, 4 and 5 they file. Based solely on FREIT’s review of the copies of such forms it has received, FREIT believes that all of its directors, executive officers and stockholders holding more than 10% complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2022.

Code of Ethics

FREIT has adopted a Code of Ethics that is applicable to all directors, executive officers and management employees of FREIT, including, without limitation, FREIT’s principal executive and senior financial officers. The Audit Committee is charged with administering and interpreting the Code of Ethics. The Code of Ethics is available on FREIT’s website at www.freitnj.com under the “About Us” tab.

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

The Audit Committee held four meetings during fiscal 2022. The Audit Committee selects the independent registered public accounting firm (the “Independent Auditors”) to audit the books and accounts of FREIT. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Auditors. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquiries into the adequacy of FREIT’s financial and operating controls.

Based on its review of the criteria of an Audit Committee Financial Expert under the rules of the SEC, the Board does not believe that any of the members of FREIT’s Audit Committee qualify as an Audit Committee Financial Expert.

Each of Ronald J. Artinian, David F. McBride and Richard J. Aslanian has made significant contributions and provided valuable service to FREIT and its stockholders as members of the Audit Committee. The Board believes that each of Mr. Artinian, Mr. McBride and Mr. Aslanian has demonstrated that he is capable of (i) understanding accounting principles generally accepted in the United States of America (“GAAP”), (ii) assessing the general application of GAAP principles in connection with the accounting for estimates, accruals and reserves, (iii) understanding financial statements and analyzing and evaluating FREIT’s financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an Audit Committee Financial Expert under the rules of the SEC. Given the business experience and acumen of Mr. Artinian, Mr. McBride and Mr. Aslanian, the Board believes that each of them is qualified to carry out all duties and responsibilities of FREIT’s Audit Committee. However, Mr. Artinian, Mr. McBride and Mr.

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

The Board believes that Allan Tubin, FREIT’s Chief Financial Officer and Treasurer, meets all of the requirements under the rules of the SEC for qualification as an Audit Committee Financial Expert. However, Mr. Tubin is not a director of FREIT and would not meet the requirements for qualification as an “independent director” under the NASDAQ Listing Rules due to the fact that Mr. Tubin is an executive officer of FREIT and an executive officer of Hekemian & Co. As Chief Financial Officer of FREIT, Mr. Tubin will make the certifications required under the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC with respect to (i) FREIT’s financial statements and other financial information included in periodic reports filed with the SEC, (ii) FREIT’s disclosure controls and procedures regarding the disclosure to the certifying officers of material information relating to FREIT, and (iii) FREIT’s internal controls and the adequacy of the design and operation of such internal controls. As a certifying officer of FREIT, Mr. Tubin will meet with and make reports to the Audit Committee with respect to the items which are the subject matter of his certifications.

Based on the foregoing, the Board believes that the Audit Committee functions effectively and properly performs and discharges its duties, and the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board who would qualify as an Audit Committee Financial Expert.

ITEM 11	EXECUTIVE COMPENSATION

FREIT is externally managed by Hekemian & Co. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT, and David B. Hekemian, a director of FREIT, each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interests in Hekemian & Co. is held by other members of the Hekemian family. As compensation for its management services, FREIT pays Hekemian & Co. management and other fees pursuant to a Management Agreement between FREIT and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for FREIT, FREIT has advanced to such employees who are investors in certain joint venture projects, a portion of the equity capital required to be contributed by them to such joint ventures. In Fiscal 2022, these secured loan amounts (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Director Independence” below.

In view of FREIT’s external management structure, FREIT does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding FREIT’s compensation policies and programs and the compensation of FREIT’s executive officers.

Compensation Discussion and Analysis

Overview

FREIT’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for FREIT, to reward their dedication, hard work and success and align their interests with the long-term interests of FREIT. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2022 Compensation” below.

Recovery of Erroneously Awarded Compensation

The Board has adopted a policy that provides that, in the event that FREIT is required to prepare an accounting restatement due to FREIT’s material non-compliance with any financial reporting requirement, FREIT will require the reimbursement, cancellation or forfeiture, as the case may be and to the fullest extent permitted by applicable law, of any incentive-based compensation paid to any current or former executive officer during the three-year period preceding such restatement that was based on the erroneous data and that was paid in excess of the compensation that would have been paid to the executive officer based on the accounting restatement. FREIT will disclose any incentive-based compensation paid to any executive officer that is based on any measure of financial performance or any other financial information in FREIT’s proxy statement for the annual meeting of stockholders and as required by the rules and regulations of the SEC.

As discussed under “Elements of Executive Compensation” below, FREIT did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2022.

Hedging Policy

It is the policy of FREIT that no employee or director of FREIT may purchase any financial instruments that are designed to hedge or offset any decrease in the market value of FREIT’s Shares that (i) were previously awarded, or acquired pursuant to the exercise of any option granted, to an employee or director by FREIT as part of the compensation of such employee or director or (ii) otherwise held, directly or indirectly, by an employee or director, which financial instruments will include, without limitation, puts, calls, straddles, equity swaps and any other derivative security that is directly linked to the Shares.

Elements of Executive Compensation

There are three elements to the compensation of the executive officers of FREIT: (1) base salary; (2) the Equity Incentive Plan; and (3) the Amended and Restated Deferred Fee Plan (the “Deferred Fee Plan”). The Compensation Committee and the Board believe that these elements allow FREIT to accomplish its objectives of properly compensating the executive officers for their services to FREIT, rewarding the dedication, hard work and success of executive officers and aligning the interests of executive officers with the long-term interests of FREIT.

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees paid to the executive officers for their service as directors, FREIT does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Equity Incentive Plan and the Deferred Fee Plan are the only employee benefit plans maintained by FREIT. There are no employment contracts between FREIT and any of the executive officers, nor is there any compensatory plan or arrangement between FREIT and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with FREIT as an executive officer, or as a result of a change in control of FREIT. FREIT’s Deferred Fee Plan, discussed below, provides that a participant may receive Shares with respect to amounts credited to such participant’s account under the Deferred Fee Plan, including amounts deferred thereunder and accrued interest, upon such participant’s attainment of the retirement age specified in the participant’s deferral election, such participant’s actual retirement, upon such participant’s cessation of services prior to retirement, or upon the occurrence of a change in control of FREIT as defined under the Deferred Fee Plan. FREIT’s Equity Incentive Plan provides that in the event of (i) a “change in control” as such term is defined in the Equity Incentive Plan, or (ii) a sale of all or substantially all of the assets of the Trust, other than a sale of assets to a subsidiary or other affiliated entity of the Trust, all outstanding options granted under the Equity Incentive Plan shall become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As of October 31, 2022, there were 54,000 unexercised options collectively held by the Executive Officers and Directors of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a director of FREIT, is the President of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of FREIT, served as a consultant to FREIT and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019. Pursuant to the terms of the Management Agreement between Hekemian & Co. and FREIT, Hekemian & Co. is entitled to receive a termination fee from FREIT under certain circumstances, including the non-renewal of the Management Agreement by FREIT, termination of the Management Agreement by FREIT without cause, or termination of the Management Agreement by FREIT following an acquisition of FREIT. See “Certain Relationships and Related Party Transactions; Director Independence” below.

Equity Incentive Plan

FREIT originally adopted the Equity Incentive Plan in 1999 upon the approval of the Board and the stockholders. In 2007, the Board and stockholders approved amendments to the Equity Incentive Plan to (a) increase the number of Shares reserved for issuance thereunder by 300,000 Shares and (b) extend the term of the Equity Incentive Plan from September 10, 2008 to September 10, 2018. In 2018, the Board and stockholders approved further amendments to the Equity Incentive Plan to (a) increase the number of Shares reserved for issuance thereunder by an additional 300,000 Shares and (b) further extend the term of the Equity Incentive Plan from September 10, 2018 to September 10, 2028.

The purpose of the Equity Incentive Plan is to allow FREIT to retain the services of individuals who have made, and/or who are expected to make, significant contributions to the business of FREIT and its subsidiaries, to align such persons’ interests with the long-term interests of FREIT, and to reward hard work, dedication and success by providing such individuals with an opportunity to acquire Shares of FREIT or receive other Share-based awards. Eligible participants include executive officers, directors and consultants of FREIT, including employees of Hekemian & Co.

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

The exercise price of options granted under the Equity Incentive Plan will be equal to the Fair Market Value (as defined in the Equity Incentive Plan) of the Shares on the date of the grant of the options. For any other form of award, the consideration, if any, to be paid in exchange for the award will be determined by the Board, but in no event will such consideration be greater than the Fair Market Value of the Shares on the date of grant. The Equity Incentive Plan provides for adjustments to the exercise price of options in certain circumstances. The term of awards will be determined by the Board, but shall not exceed 10 years from the date of grant. Awards will vest in accordance with terms fixed by the Board, and vesting of awards may accelerate upon the occurrence of certain events, including a “change in control” (as defined in the Equity Incentive Plan), sale of all or substantially all of the Trust’s assets, or the death, Retirement (as defined in the Equity Incentive Plan) or disability of the participant.

The Board may terminate, modify or amend the Equity Incentive Plan at any time, provided that any modification or amendment that increases the number of Shares reserved for issuance thereunder is subject to the approval of FREIT’s stockholders, and any termination, modification or amendment that adversely affects the terms of any outstanding awards is subject to the consent of the holders thereof. On August 4, 2022, in connection with the Board’s approval of the special, extraordinary, non-recurring cash distribution (“Extraordinary Distribution”), the Compensation Committee of the Board recommended and the Board approved that (i) the option exercise price of options outstanding under the Equity Incentive Plan be adjusted, by reason of the Extraordinary Distribution, in accordance with the terms of the Equity Incentive Plan; and (ii) the exercise price of options outstanding under the Equity Incentive Plan should be reduced by an amount equal to the excess, if any, of (x) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days prior to the ex-dividend date relating to the Extraordinary Distribution (August 31, 2022), over (y) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days following the ex-dividend date relating to the Extraordinary Distribution. On September 9, 2022, the Board approved a reduction of $7.50 per share in exercise price for the 310,740 options then outstanding under the Plan.

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

The Compensation Committee did not recommend, and the Board did not make, any grants of stock options or other equity-based awards under the Equity Incentive Plan during the fiscal year ended October 31, 2022.

Amended and Restated Deferred Fee Plan

Effective November 1, 2000, the Board adopted the Deferred Fee Plan, which is intended to provide a benefit to executive officers and directors who have made, and/or who are expected to continue to make, significant contributions to the long-term success of FREIT. An election to defer compensation is required to be made prior to the calendar year for which it will be effective, and is irrevocable with respect to the calendar year to which it applies.  The Deferred Fee Plan was amended and restated effective December 31, 2008, and further amended and restated effective November 1, 2014.

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

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in FREIT. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permited directors who are also executive officers of FREIT to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan were only permitted to defer amounts payable to them for their service as directors. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, are converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan are converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter will be determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 have been preserved in the form of cash and have not been converted into Share Units, although the interest that accrues on such existing balances from and after November 1, 2014 was converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend is paid by FREIT with respect to the Shares, each participant is credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend is paid with respect to the Shares in Shares, each participant is credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

A participant’s deferred benefits under the Deferred Fee Plan shall be paid to the participant at either: (i) the retirement age specified by the participant in the deferral election; (ii) actual retirement of the participant; (iii) upon the earlier cessation of duties as a director of FREIT prior to retirement; or (iv) upon a change in control of FREIT as defined in the Deferred Fee Plan.  On the payment date, FREIT shall issue to the participant a number of Shares equal to the number of Share Units credited to the participant’s account, and shall pay to the participant amounts maintained in the participant’s account as of October 31, 2014 as cash, in either a lump sum or in a number of substantially equal annual installments over a period not to exceed 10 years, at the election of the participant, except if a participant elects to receive payment upon the occurrence of a change in control, in which case all such amounts shall be payable in a lump sum.  FREIT has not created and will not create a cash sinking fund for amounts deferred pursuant to the Deferred Fee Plan that are not payable in Shares.  As a result, any participant who elects to participate in the Deferred Fee Plan is an unsecured creditor of FREIT with respect to any amounts deferred thereunder.  The Deferred Fee Plan may be amended, suspended or terminated by resolution of the Board at any time and from time to time, provided, that no amendment, suspension or termination shall operate to adversely affect the plan benefits accrued or available for any participant.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. The Deferred Fee Plan Termination Payment includes the amount deferred and earned under the Deferred Fee Plan during fiscal 2022 as described in the two following paragraphs.

As of October 31, 2022, an aggregate amount of approximately $2,317,000 has been deferred and earned as cash under the Deferred Fee Plan, which represents an aggregate of $1,366,000 of deferred fees and $951,000 of accrued deferred interest, which amounts shall be maintained as cash in the participants’ accounts under the Deferred Fee Plan and shall not be converted into Share Units as described above. As of October 31, 2022, an aggregate amount of 272,882 vested FREIT Share Units have vested based upon the conversion of deferred fees, interest and dividends earned since November 1, 2014.

During the fiscal year ended October 31, 2022, participants deferred a total of approximately $1,861,000 under the Deferred Fee Plan, consisting of approximately $25,000 of deferred director fees, $95,000 of accrued deferred interest and $1,741,000 representing dividends payable in respect of Share Units. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $1,861,000 deferred by all participants during the fiscal year ended October 31, 2022 converted into an aggregate amount of 100,655 Share Units, which were credited to the participants’ accounts. Additional information regarding the participants’ deferral of fees and the conversion of deferred amounts into Share Units credited to their accounts is set forth under “Fiscal 2022 Nonqualified Deferred Compensation” and “Fiscal 2022 Director Compensation” below.

Fiscal 2022 Compensation

With respect to compensation for the fiscal years ended October 31, 2021 and 2020, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT be maintained at $400,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT, Ronald J. Artinian as the Chairman of the Board of FREIT or John A. Aiello as Secretary of FREIT. In an effort to further preserve FREIT’s cash flow, in May 2020, the Board reduced all fees, salaries and retainers’ payable to our executive officers and members of the Board by up to 30% from May 1, 2020 through the end of fiscal 2020.

With respect to compensation for the fiscal year ended October 31, 2022, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT be increased to $500,000 per year from $400,000 per year and the base salary paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT be increased to $40,000 per year from $30,000 per year, and that there be no adjustments to the compensation paid to Ronald J. Artinian as the Chairman of the Board of FREIT or John A. Aiello as Secretary of FREIT.

The Compensation Committee considers the following factors, among other things, in the course of its review of the compensation for the executive officers: (a) compensation paid by other real estate investment trusts, both as a component of operating expenses and to ensure that FREIT’s compensation levels are competitive in the industry; (b) the duties and responsibilities of the executive officers and the value of the services provided by them; (c) FREIT’s operating results and financial condition, as well as the condition and prospects of the residential and commercial real estate markets; and (d) the results of the most recent stockholder advisory vote to approve the compensation of the executive officers, which was conducted at the special meeting in lieu of annual meeting of the stockholders held in April 2020. For the fiscal year ending October 31, 2020, the Compensation Committee also considered the roles of the executive officers with FREIT’s evaluation and pursuit of the strategic alternatives pursued by FREIT, including the Purchase and Sale Agreement and Plan of Liquidation.

The Compensation Committee reviews compensation paid by other real estate investment trusts in the most general way in view of the fact that unlike many other real estate investment trusts, FREIT is externally managed. Therefore, FREIT does not retain the services of its executive officers on a full-time, exclusive basis, and the executive officers do not spend full time in their respective positions or devote all of their business activities to FREIT. The Compensation Committee and the Board take these considerations into account when determining the compensation to be paid to FREIT’s executive officers, and the compensation paid to the executive officers reflects what the Compensation Committee and the Board believe to be fair and reasonable compensation for the services that the executive officers provide to FREIT and their commitment to serve as executive officers of FREIT under these circumstances. The Compensation Committee and the Board also consider the size and scope of FREIT’s business and operations as reflected on its balance sheet and income statement in relationship to other real estate investment trusts.

As required by the rules and regulations of the SEC, at the special meeting in lieu of annual meeting of stockholders held on April 21, 2020, the stockholders were asked to approve an advisory resolution approving the compensation of the executive officers as disclosed and described in the Compensation Discussion and Analysis and the compensation tables and narratives contained in FREIT’s proxy statement used in connection with the special meeting. The advisory resolution received the approval of approximately 89.5% of the votes cast on this proposal. The Compensation Committee and the Board concluded from the strong approval of the advisory resolution that the stockholders believe that FREIT’s compensation policies and the compensation paid to the executive officers are appropriate and reflective of FREIT’s objectives of aligning the interests of the executive officers with the long-term interests of FREIT. In accordance with the rules and regulations of the SEC, and based on the results of the vote by the stockholders at the special meeting in lieu of annual meeting of stockholders held in April 2020 on the frequency of such vote, the advisory vote by the stockholders to approve the compensation of the executive officers will occur again at the 2023 annual meeting of stockholders.

Risk Management

The Compensation Committee does not believe that FREIT’s executive compensation program gives rise to any risks that are reasonably likely to have a material adverse effect on FREIT. Executive officers are compensated on a fixed salary basis and have not been awarded any bonuses or other compensation that might encourage the taking of unnecessary or excessive risks that threaten the long-term value of FREIT. In addition, the Compensation Committee and the Board have utilized, and may continue to utilize, the Equity Incentive Plan to align the interests of the directors and executive officers with the long-term interests of FREIT and the stockholders through grants of stock options and other equity-based awards, thereby giving the directors and executive officers additional incentives to protect the long-term value of FREIT.

Executive Compensation and Financial Performance

As discussed above, the executive officers of FREIT are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of FREIT and FREIT’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2022 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2022, (B) the median of the total compensation of all other employees of FREIT, not including the Chief Executive Officer, for the fiscal year ended October 31, 2022, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2022, excluding the Chief Executive Officer, FREIT had seventeen (17) employees, including thirteen (13) full-time employees, one (1) part-time and seasonal employees, and three (3) executive officers.

Chief Executive Officer compensation (A)	$830,779
Median compensation of all employees (not including Chief Executive Officer) (B)	$85,701
Ratio of (A) to (B)	9.69

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2022, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of FREIT at any time during the fiscal year ended October 31, 2022, nor have any of them ever served as an executive officer of FREIT in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10K report.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of FREIT (the “Executive Officers”) as of October 31, 2022, 2021 and 2020 for services in all capacities to FREIT for the 2022, 2021 and 2020 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Jr., President and Chief Executive Officer	2022	$500,000	$ —	$ —	$ —	$ —	$ —	$330,779 (3)	$830,779
	2021	$400,000	$ —	$ —	$ —	$ —	$ —	$68,758 (3)	$468,758
	2020	$350,000	$ —	$ —	$ —	$ —	$ —	$58,022 (3)	$408,022
Allan Tubin, Treasurer and Chief Financial Officer (4)	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$ —	$40,000
	2021	$30,000	$ —	$ —	$ —	$ —	$ —	$ —	$30,000
	2020	$25,500	$ —	$ —	$ —	$ —	$ —	$ —	$25,500
John A. Aiello, Esq., Secretary	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$78,000 (5)	$118,000 (6)
	2021	$40,000	$ —	$ —	$ —	$ —	$ —	$75,000 (5)	$115,000 (6)
	2020	$34,000	$ —	$ —	$ —	$ —	$ —	$72,750 (5)	$106,750 (6)
(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2022, 2021 and 2020.
(2)	Represents payment to the Executive Officers for their services as Executive Officers of FREIT.
(3)	Of these amounts: $10,822, $7,531 and $6,772 represent accrued interest earned in the fiscal years ended October 31, 2022, 2021 and 2020, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $56,500, $55,000 and $51,250 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2022, 2021 and 2020, respectively, as consideration for his service on the Board and, if applicable, its committees, but deferred pursuant to the terms of the Deferred Fee Plan; and $263,457, $6,227 and $0 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2022, 2021 and 2020, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $278,279 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2022 converted into an aggregate of 15,081 Share Units, $68,758 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2021 converted into an aggregate of 3,820 Share Units, and $58,022 deferred for the fiscal year ended October 31, 2020 converted into an aggregate of 3,328 Share Units. See “Amended and Restated Deferred Fee Plan” above.
(4)	Allan Tubin was appointed as Chief Financial Officer and Treasurer of FREIT effective February 7, 2019.
(5)	During the fiscal years ended October 31, 2022, 2021 and 2020, the Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.
(6)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2022, 2021 and 2020, Mr. Aiello paid to the law firm the retainer and meeting fees he received in connection with his services as Secretary of FREIT during the fiscal years ended October 31, 2022, 2021 and 2020.

The following table sets forth information concerning the compensation of the Executive Officers that was deferred pursuant to the Deferred Fee Plan, described under “Amended and Restated Deferred Fee Plan” above, for the fiscal year ended October 31, 2022:

FISCAL 2022 NONQUALIFIED DEFERRED COMPENSATION

Name (1)	(a) Executive Contributions in Last FY (2) ($)	(b) Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Robert S. Hekemian, Jr.	$4,000	$—	$274,279	$—	$1,010,253
Allan Tubin	$—	$—	$—	$—	$—
John A. Aiello, Esq.	$—	$—	$—	$—	$—
(1)	Effective November 1, 2000, the Board adopted the Deferred Fee Plan for its executive officers and its directors. The Deferred Fee Plan was amended and restated on December 30, 2008, effective as of December 31, 2008, and further amended and restated on September 4, 2014, effective beginning November 1, 2014. Prior to the amendments that went into effect beginning November 1, 2014, the Deferred Fee Plan permitted any executive officer or director to elect to defer receipt of any executive officer, director retainer, meeting attendance, or property site inspection fee. As a result of the amendments to the Deferred Fee Plan that went into effect on November 1, 2014, participants in the Deferred Fee Plan who are also Executive Officers of FREIT are only permitted to defer amounts paid to them in their capacities as directors, and are not permitted to defer amounts paid to them in their capacities as Executive Officers. Please see the full discussion of the Deferred Fee Plan under “Amended and Restated Deferred Fee Plan” above.
(2)	All amounts reported in columns (a) and (b) are reported in the “Summary Compensation Table” above as compensation to the named executive officers in their capacities as members of the Board in the fiscal year ended October 31, 2022.

The following table sets forth information concerning the conversion into Share Units of deferred fees, accrued deferred interest and dividends payable with respect to credited Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2022, and the aggregate number of credited Share Units, for each executive officer individually.

Participant	Aggregate Deferred Fees for FY 2022	Accrued Deferred Interest for FY 2022	Dividends Payable on Credited Share Units for FY 2022	Share Units Credited for FY 2022	Aggregate Share Units Credited
Robert S. Hekemian, Jr.	$4,000	$10,822	$263,457	15,081	41,254
Allan Tubin	$ —	$ —	$ —	—	—
John A. Aiello, Esq.	$ —-	$ —	$ —	—	—

See “Amended and Restated Deferred Fee Plan” above for more information concerning the terms and provisions of the Deferred Fee Plan and the information set forth in these tables.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options and the number of securities remaining available for issuance, as of October 31, 2022 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	126,140	$10.64	442,060
Equity compensation plans not approved by stockholders	—	—	—
Total	126,140	$10.64	442,060
(1)	FREIT currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Hekemian, Jr.	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Allan Tubin	—	—	—	—	—	—	—	—	—
John A. Aiello, Esq.	—	—	—	—	—	—	—	—	—

Fiscal 2022 Option Exercises and Stock Vested

In Fiscal 2022, options with respect to 112,400 shares were exercised by current Executive Officers and directors for an aggregate amount of approximately $1.2 million.

Director Compensation

For the fiscal year ended October 31, 2022, each director was entitled to receive (a) an annual retainer fee of $35,000 per year; (b) a per meeting attendance fee of $1,500 per meeting of the Board and each committee of which a director is a member; (c) a $1,000 per meeting fee for telephonic meetings of the Board and each committee; and (d) a site inspection fee of $1,000 per site inspection. The Chairman of the Board was entitled to receive an additional annual retainer in the amount of $30,000 and a per meeting attendance fee of $1,800 per meeting of the Board, and the Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive per meeting attendance fees of $1,800 per meeting of the Audit Committee and Compensation Committee. The Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive an additional annual retainer fee of $10,000 and $7,500, respectively.

The directors were entitled to defer all or any part of their retainer, meeting and site inspection fees pursuant to the terms of the Deferred Fee Plan. On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment of each participant’s Deferred Fee Plan Termination Payment must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. The Deferred Fee Plan Termination Payment includes the amount deferred and earned under the Deferred Fee Plan during fiscal 2022 as described in the following paragraph.

For the fiscal year ended October 31, 2022, directors (including the directors who were also Executive Officers during the fiscal year ended October 31, 2022) elected to defer an aggregate amount of approximately $120,000 of annual retainer fees, meeting attendance fees, site inspection fees and accrued interest payable to them for their services to the Board and its committees, which amount was converted into an aggregate of 5,273 Share Units during the fiscal year ended October 31, 2022. In addition, the directors (including the directors who were also Executive Officers during the fiscal year ended October 31, 2022) were credited with an aggregate of 95,382 Share Units during the fiscal year ended October 31, 2022 from the conversion of dividends paid with respect to the Share Units credited to their accounts. See “Elements of Executive Compensation – Amended and Restated Deferred Fee Plan” under “Executive Compensation - Compensation Discussion and Analysis” above. For the fiscal year ended October 31, 2022, FREIT paid an aggregate of $420,100 of annual retainer fees, meeting attendance fees and site inspection fees to the directors in cash for their services to the Board and its committees.

FISCAL 2022 DIRECTOR COMPENSATION (1)

Name	Paid and Deferred Fees Earned ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Ronald J. Artinian	$571,338 (3)	$ —	$ —	$ —	$ —	$ —	$571,338 (3)
David F. McBride	$427,017	$ —	$ —	$ —	$ —	$ —	$427,017
Justin F. Meng	$277,140	$ —	$ —	$ —	$ —	$ —	$277,140
David B. Hekemian	$150,386	$ —	$ --	$ —	$ —	$ —	$150,386
Richard J. Aslanian	$200,919	$ —	$ --	$ —	$ —	$ —	$200,919
(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2022 in connection with their positions as directors.
(2)	Effective November 1, 2014, the Deferred Fee Plan was amended to provide that the interest rate was equal to the average interest rate on ten-year Treasury bonds plus 150 basis points. The Deferred Fee Plan was also amended to provide that accrued deferred interest from and after November 1, 2014 would be converted into Share Units equivalent to Shares on a monthly basis. On November 4, 2021, the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. See “Amended and Restated Deferred Fee Plan” above for a description of the amendments to the Deferred Fee Plan.
(3)	Does not include annual retainer of $30,000 paid to Mr. Artinian in cash in his capacity as Chairman of the Board.

The following table sets forth information concerning the conversion of deferred fees and accrued deferred interest into Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2022 for each director who participated in the Deferred Fee Plan during the fiscal year ended October 31, 2022, except that the information concerning the participation of Robert S. Hekemian, Jr. and John A. Aiello, Esq., in the Deferred Fee Plan in their capacities as directors is set forth under “Executive Compensation” above.

Participant	Aggregate Deferred Fees for FY 2022	Accrued Deferred Interest for FY 2022	Dividends Paid on Credited Share Units for FY 2022	Share Units Credited for FY 2022	Aggregate Share Units Credited
Ronald J. Artinian	$4,600	$34,146	$459,592	26,898	72,185
David F. McBride	$4,000	$10,720	$342,697	19,417	53,613
Justin F. Meng	$4,000	$ —	$217,640	12,085	33,951
David B. Hekemian	$4,000	$ —	$93,886	5,305	14,645
Richard J. Aslanian	$4,000	$ —	$136,419	7,635	21,280
Totals	$20,600	$44,866	$1,250,234	71,340	195,674

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of FREIT’s outstanding Shares, (ii) each of FREIT’s directors and executive officers and (iii) all of FREIT’s directors and executive officers as a group, each as of January 27, 2023 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)	(B) Number of Shares Acquirable within 60 Days (5)	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)	(D) Percent of Class (3)
Ronald J. Artinian (4)	541,667 (6)	1,000	542,667 (6)	7.3%
David F. McBride, Esq. (4)	77,798 (7)	—	77,798 (7)	1.0%
Robert S. Hekemian, Jr. (4)(8)	364,588 (9)	—	364,588 (9)	4.9%
John A. Aiello, Esq. (4)(8)	24,000	—	24,000	*
Justin F. Meng (4)	67,950 (10)	—	67,950 (10)	*
David B. Hekemian (4)	450,719 (11)	—	450,719 (11)	6.1%
Richard J. Aslanian (4)	46,680	—	46,680	*
Allan Tubin (8)	13,662	—	13,662	*
All directors and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,484,848 (12)	1,000	1,485,848 (12)	20.0%

* Shares beneficially owned do not exceed 1% of FREIT’s issued and outstanding Shares.

(1)	All directors and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, Suite 400, Hackensack, New Jersey 07601. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.
(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.
(3)	Based on 7,435,753 Shares outstanding as of January 27, 2023.
(4)	A director of FREIT.
(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after January 27, 2023.
(6)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,350 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership.
(7)	Includes 4,000 Shares held by Mr. McBride’s wife.
(8)	An executive officer of FREIT.
(9)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, and (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr.

Hekemian’s nephews and of which Mr. Hekemian is trustee. Also includes 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.
(10)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.
(11)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 17,638 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,470 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, and (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 1,916 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.
(12)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 102,216 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and directors as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and director, since calculating the aggregate number of Shares beneficially owned by all executive officers and directors as a group on that basis would result in the 102,216 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 102,216 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; DIRECTOR INDEPENDENCE

Of the seven members of the Board, Ronald J. Artinian, David F. McBride, Justin F. Meng and Richard J. Aslanian qualify as “independent directors” in accordance with the applicable NASDAQ Listing Rules and SEC rules. Each of the directors serving on committees of the Board: (Nominating Committee- David F. McBride and Richard J. Aslanian); (Compensation Committee-David F. McBride, Justin F. Meng and Richard J. Aslanian); and (Audit Committee-Ronald J. Artinian, David F. McBride and Richard J. Aslanian) qualifies as an “independent director” in accordance with the applicable NASDAQ Listing Rules and SEC rules.

The Board has adopted a written charter for the Audit Committee (see “Audit Committee” under Item 10 above) whereby the Audit Committee oversees and evaluates all related party transactions proposed to be entered into by FREIT. Further, FREIT has adopted a Code of Ethics applicable to all directors, executive officers and management employees of FREIT (see “Code of Ethics” under Item 10 above), which Code of Ethics promotes the honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

Robert S. Hekemian, Jr., President and Chief Executive Officer of FREIT and a director of FREIT, and David B. Hekemian, a director of FREIT, are shareholders of Hekemian & Co. Robert S. Hekemian, Jr. and David B. Hekemian each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interest in Hekemian & Co. is held by other members of the Hekemian family, including Bryan S. Hekemian. Robert S. Hekemian, Jr. serves as the Chief Executive Officer of Hekemian & Co.; David B. Hekemian serves as the President of Hekemian & Co.; and Bryan S. Hekemian serves as the Chief Operating Officer of Hekemian & Co.

On April 10, 2002, FREIT and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2023. FREIT may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from FREIT, or (iii) in the event of an acquisition of FREIT where FREIT ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee in the event of a termination by FREIT without cause or following a merger or acquisition of FREIT.

Under the Management Agreement, Hekemian & Co. serves as managing agent for FREIT’s properties which FREIT owned on November 1, 2001. FREIT may retain Hekemian & Co. or other managing agents to manage its properties acquired after November 1, 2001 and to perform various other duties such as sales, acquisitions, and development with respect to any or all of FREIT’s properties. However, Hekemian & Co. currently manages all properties owned by FREIT and its affiliates, except for the office building at the Rotunda Property, located in Baltimore, Maryland that was acquired in July 2005 by Grande Rotunda, LLC (“Grande Rotunda”), a limited liability company in which FREIT owns a 60% equity interest. An unaffiliated third party management company managed the commercial office space at the Rotunda. The property owned by Grande Rotunda was sold on December 30, 2021. (See Note 2 to FREIT’s consolidated financial statements for additional details.) Hekemian & Co. is not the exclusive advisor for FREIT to locate and recommend investments deemed suitable for FREIT, and it is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for Hekemian & Co.’s own account or for others, including shareholders and employees of Hekemian & Co.

FREIT retained Hekemian & Co. to manage the Preakness Shopping Center, which was acquired on November 1, 2002 by Wayne PSC, LLC (“Wayne PSC”), a limited liability company in which FREIT owns a 40% membership interest, and the Damascus Shopping Center, which was acquired on July 31, 2003 by Damascus Centre, LLC (“Damascus Centre”), a limited liability company in which FREIT owns a 70% equity interest. On January 10, 2022, the property owned by Damascus Centre was sold. (See Note 2 to FREIT’s consolidated financial statements for additional details.) In the fiscal year ended October 31, 2004, FREIT retained Hekemian & Co. to manage The Pierre Towers, an apartment complex acquired on April 15, 2004. This property was formerly owned by S And A Commercial Associates Limited Partnership (“S&A”), which was reorganized by FREIT on February 28, 2020 from a partnership into a tenancy-in-common (“TIC”), in which FREIT ultimately acquired a 65% undivided ownership interest.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the managing agent may be called upon to perform. During the fiscal year ended October 31, 2022, FREIT incurred to Hekemian & Co. and Hekemian Development Resources, LLC, a wholly-owned subsidiary of Hekemian & Co. (“Hekemian Resources”), management and other fees in the approximate aggregate amount of $8,518,000, which includes the management fees of approximately $1,429,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $7,088,000. Included in other fees for the fiscal year ended October 31, 2022 are commissions payable to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property.

FREIT also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $164,000 in the fiscal year ended October 31, 2022.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide certain additional services, such as consulting services related to development and financing activities of FREIT. Separate fee arrangements are negotiated between FREIT and Hekemian & Co. with respect to such services. FREIT also reimburses Hekemian & Co. certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT.

FREIT’s real estate investments may be in the form of wholly owned fee interests or, if the circumstances warrant, joint venture interests or as tenants-in-common. FREIT will make certain real estate investments through joint ventures with other parties from time to time in order to diversify risk. FREIT will also consider investing in real estate that requires development or that involves particular risk through joint ventures in order to meet FREIT’s investment objectives. In furtherance of these objectives, FREIT has invested in joint ventures with employees and affiliates of Hekemian & Co. and with directors of FREIT, as described below.

FREIT owns a 60% equity interest in, and is the managing member of, Grande Rotunda, which was the owner of the Rotunda property. Rotunda 100, LLC (“Rotunda 100”), owns a 40% equity interest in Grande Rotunda. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Rotunda 100. In July 2005, Grande Rotunda completed the acquisition of the Rotunda for a purchase price of approximately $31 million (inclusive of transaction costs), which was financed, in part, from an acquisition loan in the amount of $22.5 million, and the balance of which was contributed in cash by the members of Grande Rotunda in proportion to their membership interests. As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities for FREIT, FREIT advanced to the employees of Hekemian & Co. who are members of Rotunda 100 (including Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian), 50% of the amount of the equity capital required to be contributed by them to Rotunda 100 in connection with the acquisition and operation of the Rotunda. FREIT initially loaned an aggregate amount of approximately $1,900,000 to those Hekemian & Co. employees (including approximately $1,800,000 to Robert S. Hekemian, Jr., David B. Hekemian and Allan Tubin) and certain other members of the immediate family of the late Robert S. Hekemian with respect to their equity capital contributions (the “Rotunda Notes”). On May 8, 2008, the Board approved amendments to the loan agreements to increase the aggregate amount of the loans to $4,000,000 (which increased the aggregate amount loaned to Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian in connection with the Rotunda Notes to $3,800,000 from the initial aggregate amount of $1,800,000). These loans bore interest that floated at 225 basis points over the 90-day London Interbank Offered Rate (“LIBOR”), as adjusted each November 1, February 1, May 1 and August 1, and the loans were secured by such employees’ membership interests in Rotunda 100. The Rotunda Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Rotunda Notes, except that the borrowers were required to pay to FREIT all refinancing proceeds and other cash flow they received from their interests in Grande Rotunda. The Rotunda Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on June 19, 2015 and (b) at the election of FREIT, 90 days after the borrower terminated employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the terms of each of the Rotunda Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after Grande Rotunda closes on a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved amendments to the Rotunda Notes to further extend the term of each of the Rotunda Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Rotunda Notes will mature only to the extent of such distributions to the maker of the Rotunda Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property will not result in the maturation of the Rotunda Notes. On December 30, 2021, the Rotunda Property was sold and the net sales proceeds were distributed to the equity owners in Grande Rotunda. As of October 31, 2022, approximately $5.3 million of the secured loans receivable (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest related to the Rotunda 100 notes.

Grande Rotunda paid Hekemian & Co. approximately $123,000 in management fees during the fiscal year ended October 31, 2022, which is included in the $1,429,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2022 mentioned above. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $32,000, which is included in the $7,088,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2022.

Prior to the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation, FREIT and Rotunda 100, as the 60% and 40% owners of Grande Rotunda, respectively, had been contributing their respective pro-rata share of Grande Rotunda’s cash needs through loans to Grande Rotunda. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid loans including accrued interest of approximately $31 million to the equity owners in Grande Rotunda. As of October 31, 2022, all loans were repaid in full to each of the equity owners in Grande Rotunda.

FREIT owns a 70% equity interest in, and is the managing member of, Damascus Centre, which was the owner of the 144,000 square foot shopping center located in Damascus, Maryland. Damascus 100, LLC (“Damascus 100”), owns a 30% equity interest in Damascus Centre. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Damascus 100. Damascus Centre paid Hekemian & Co. approximately $26,000 in management fees during the fiscal year ended October 31, 2022, which is included in $1,429,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2022 mentioned above. Pursuant to the terms of the Management Agreement, Damascus Centre paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $7,000, which is included in the $7,088,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2022. On January 10, 2022, the property owned by Damascus Centre was sold.

FREIT owns a 40% membership interest in Westwood Hills, LLC (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a director of FREIT; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the Estate of Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian &

Co.; members of Hekemian family; and two former directors of FREIT. Pursuant to the terms of an operating agreement, FREIT is the managing member of Westwood Hills. Hekemian & Co. currently serves as the managing agent for Westwood Hills. During the fiscal year ended October 31, 2022, Westwood Hills paid Hekemian & Co. approximately $250,000 in management fees, which is included in the $1,429,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2022 mentioned above.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. FREIT is the managing member of Wayne PSC. Wayne PSC owns a 322,000 square foot shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the managing agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2022, Wayne PSC paid Hekemian & Co. approximately $133,000 in management fees, which is included in the $1,429,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2022 mentioned above. Pursuant to the terms of the Management Agreement, Wayne PSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $27,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $7,088,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above.

On March 10, 2022, the equity owners in Wayne PSC, H-TPKE and FREIT, each entered into a grid promissory note for funding Wayne PSC up to $600,000 and $400,000, respectively, based on each owner’s respective pro-rata share of Wayne PSC. During May 2022, Wayne PSC required funding by each of the owners totaling $500,000, with each owner contributing its respective pro-rata share of Wayne PSC. As such, H-TPKE funded $300,000 and FREIT funded $200,000. Wayne PSC repaid these loans in full (including accrued interest) to each of the equity owners from the net proceeds received from the refinancing of the loan on the Preakness Shopping Center in July 2022.

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman, Chief Executive Officer and consultant to FREIT and a former shareholder and officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, FREIT allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2022, the Pierre Towers TIC paid Hekemian & Co. approximately $402,000 in management fees. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $40,000 for such insurance services for the fiscal year ended October 31, 2022.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. FREIT is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, which is secured by FREIT’s Westwood Plaza property and matures on February 1, 2023. This mortgage loan was negotiated at arm’s length and was on standard terms.

FREIT retained the law firm of Giordano, Halleran & Ciesla, P.C during the fiscal year ended October 31, 2022 to furnish legal services. John A. Aiello, a director and Secretary of FREIT, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2022, Giordano, Halleran & Ciesla, P.C. received $266,574 in fees from FREIT and its affiliates for its services. In addition, Mr. Aiello paid to the law firm the amount of $61,500, representing retainer and meeting fees, which Mr. Aiello received in connection with his services as the Secretary of FREIT during the fiscal year ended October 31, 2022.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a director on April 5, 2018, FREIT entered into a Consulting Agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT through December 2019. Under the Consulting Agreement, Mr. Hekemian was obliged to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business, for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the Consulting Agreement, which was payable in the form of Shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of Shares issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one Share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. There were no consulting fees paid to Robert S. Hekemian for the fiscal year ended October 31, 2022.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to FREIT totaled $388,000 for the fiscal year ended October 31, 2022 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2022. Audit fees billed by EisnerAmper LLP to FREIT totaled $410,000 for the fiscal year ended October 31, 2021 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2021.

Audit-Related Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any audit-related fees during the fiscal years ended October 31, 2022 and 2021.

Tax Fees

In the fiscal year ended October 31, 2022, EisnerAmper LLP billed FREIT $46,000 for the preparation of FREIT’s 2021 tax return. In the fiscal year ended October 31, 2021, EisnerAmper LLP billed FREIT $37,500 for the preparation of FREIT’s 2020 tax return.

All Other Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any other services during the fiscal years ended October 31, 2022 and 2021.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

All audit and non-audit services provided by FREIT’s independent registered public accounting firm and the fees associated therewith are pre-approved by the Audit Committee in accordance with the written charter of the Audit Committee adopted by the Board. The Audit Committee gives due consideration to the potential impact of all non-audit services on auditor independence. The engagement of EisnerAmper LLP, which was pre-approved by the Audit Committee, did not make use of the de minimis exception for pre-approval contained in the rules of the SEC that permit limited engagements for non-audit services involving amounts under a specified threshold.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey, Inc.
Dated: January 27, 2023	By: /s/ Robert S. Hekemian, Jr.
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

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director	January 27, 2023
Robert S. Hekemian, Jr.
/s/ Allan Tubin	Chief Financial Officer and Treasurer (Principal Financial / Accounting Officer)	January 27, 2023
Allan Tubin
/s/ Ronald J. Artinian	Chairman of the Board and Director	January 27, 2023
Ronald J. Artinian
/s/ David F. McBride	Director	January 27, 2023
David F. McBride
/s/ John A. Aiello	Director	January 27, 2023
John A. Aiello
/s/ Justin F. Meng	Director	January 27, 2023
Justin F. Meng
/s/ David B. Hekemian	Director	January 27, 2023
David B. Hekemian
/s/ Richard J. Aslanian	Director	January 27, 2023
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Real Estate Investment Trust of New Jersey, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey, Inc. and Subsidiaries (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2022, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As of October 31, 2022, the Company had real estate, net of accumulated depreciation, of approximately $96.6 million. As more fully described in Note 1 to the financial statements, the Company evaluates its real estate for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets may be less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. When it is determined that the carrying value of an asset is not recoverable, an impairment loss is then calculated by comparing the fair value of the asset to its carrying amount. Estimates of undiscounted cash flows or fair value are sensitive to changes in assumptions and judgements, the outcome of which could vary significantly.

We identified the impairment evaluation for the Company’s commercial properties, having a net book value of approximately $36.1 million, as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of a particular property. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, holding periods, capitalization rates and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, identifying the existence of any triggering events, comparing the recoverability analysis to the carrying value by property and evaluating the reasonableness of significant estimates and assumptions including future operating income, holding periods, capitalization rates and residual values, and considered if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of the commercial properties to understand how management’s significant estimates and assumptions are developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2006.

EISNERAMPER LLP

New York, New York

January 27, 2023

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2022	2021
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$95,875	$270,634
Construction in progress	688	665
Cash and cash equivalents	49,578	35,891
Investment in tenancy-in-common	18,798	19,383
Tenants' security accounts	1,038	1,340
Receivables arising from straight-lining of rents	790	3,747
Accounts receivable, net of allowance for doubtful accounts of $1,126 and
$966 as of October 31, 2022 and 2021, respectively	802	1,622
Secured loans receivable (related party)	—	5,292
Funds held in post-closing escrow	6,251	—
Prepaid expenses and other assets	3,176	5,493
Deferred charges, net	244	2,038
Interest rate swap contracts	1,409	—
Total Assets	$178,649	$346,105

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 and $358 as of
October 31, 2022 and 2021, respectively	$139,217	$301,276
Less unamortized debt issuance costs	1,145	1,400
Mortgages payable, net	138,072	299,876

Due to affiliate	—	3,252
Deferred director compensation payable	2,317	2,475
Accounts payable and accrued expenses	1,306	2,375
Dividends payable	10,573	686
Tenants' security deposits	1,285	2,039
Deferred revenue	357	1,143
Interest rate cap and swap contracts	—	2,308
Total Liabilities	153,910	314,154

Commitments and contingencies (Note 7)

Common Equity:
Preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued, respectively, at October 31, 2022 and 2021	—	—
Common stock with par value of $0.01 per share:
20,000,000 shares authorized at October 31, 2022 and 2021; 7,048,344 and 6,860,048
shares issued plus 272,882 and 175,923 vested share units granted to Directors
at October 31, 2022 and 2021, respectively	73	71
Additional paid-in-capital	30,635	25,556
(Accumulated deficit) Retained earnings	(6,208)	12,963
Accumulated other comprehensive income (loss)	1,409	(2,017)
Total Common Equity	25,909	36,573
Noncontrolling interests in subsidiaries	(1,170)	(4,622)
Total Equity	24,739	31,951
Total Liabilities and Equity	$178,649	$346,105

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2022	2021	2020
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$28,453	$44,160	$46,184
Reimbursements	2,383	5,468	5,840
Sundry income	435	663	703
Total revenue	31,271	50,291	52,727

Expenses:
Operating expenses	12,631	17,249	15,805
Third party transaction costs (See Note 14)	—	—	4,606
Management fees	1,451	2,178	2,251
Real estate taxes	6,202	8,062	8,687
Depreciation	3,995	9,300	10,341
Tenant improvement write-off due to COVID-19	—	—	7,277
Total expenses	24,279	36,789	48,967

Investment income	358	116	204
Net gain on sale of Maryland properties	68,771	—	—
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	—
Gain on deconsolidation of subsidiary	—	—	27,680
Loss on investment in tenancy-in-common	(228)	(295)	(202)
Interest expense including amortization
of deferred financing costs	(8,064)	(12,276)	(14,122)
Net income	69,244	1,047	17,320

Net (income) loss attributable to noncontrolling
interests in subsidiaries	(23,252)	(120)	3,233

Net income attributable to common equity	$45,992	$927	$20,553

Earnings per share:
Basic	$6.52	$0.13	$2.94
Diluted	$6.45	$0.13	$2.94

Weighted average shares outstanding:
Basic	7,055	7,019	6,992
Diluted	7,132	7,022	6,994

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2022	2021	2020
	(In Thousands of Dollars)

Net income	$69,244	$1,047	$17,320

Other comprehensive income:
Unrealized gain (loss) on interest rate cap and swap contracts
before reclassifications	4,306	1,360	(3,553)
Amount reclassified from accumulated other comprehensive income
to realized gain on termination of interest rate swap	(1,415)	—	—
Amount reclassified from accumulated other comprehensive income
to interest expense	826	1,256	755
Net unrealized gain (loss) on interest rate cap and swap contracts	3,717	2,616	(2,798)
Comprehensive income	72,961	3,663	14,522

Net (income) loss attributable to noncontrolling interests in subsidiaries	(23,252)	(120)	3,233

Other comprehensive (income) loss :
Unrealized (gain) loss on interest rate cap and swap contracts
attributable to noncontrolling interests in subsidiaries	(291)	(647)	852
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(23,543)	(767)	4,085
Comprehensive income attributable to common equity	$49,418	$2,896	$18,607

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Common Stock			Retained	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands, Except Per Share Amounts)

Balance at October 31, 2019	7,185	$28,847	206	$(4,330)	—	$—	$—	$(6,762)	$(2,040)	$15,715	$333	$16,048

Stock based compensation expense		46								46		46

Vested share units granted to Directors and consultant	29	534								534		534

Vested share units issued to consultant and retired Directors*	(69)	(1,467)	(69)	1,467						—		—

Deconsolidation of subsidiary										—	3,596	3,596

Distributions to noncontrolling interests in subsidiaries										—	(3,883)	(3,883)

Net income (loss)								20,553		20,553	(3,233)	17,320

Net unrealized loss on interest rate cap and swap contracts									(1,946)	(1,946)	(852)	(2,798)

Balance at October 31, 2020	7,145	27,960	137	(2,863)	—	—	—	13,791	(3,986)	34,902	(4,039)	30,863

Stock based compensation expense		31					11			42		42

Vested share units granted to Directors, including $42 in dividends declared payable in share units ($0.25 per share)	14	231			14	1	256			488		488

Vested share units issued to retired Director*	(4)	(72)	(4)	72						—		—

Distributions to noncontrolling interests in subsidiaries										—	(1,350)	(1,350)

Net income								927		927	120	1,047

Dividends declared, including $42 payable in share units ($0.25 per share)								(1,755)		(1,755)		(1,755)

Reincorporation of FREIT with and into FREIT Maryland (See Note 1)	(7,155)	(28,150)	(133)	2,791	7,022	70	25,289			—		—

Net unrealized gain on interest rate cap and swap contracts									1,969	1,969	647	2,616

Balance at October 31, 2021	—	—	—	—	7,036	71	25,556	12,963	(2,017)	36,573	(4,622)	31,951

Stock based compensation expense							1,192			1,192		1,192

Vested share units granted to Directors, including $1,741 in dividends declared payable in share units ($9.20 per share)					100	1	1,860			1,861		1,861

Stock options exercised					185	1	2,027			2,028		2,028

Distributions to noncontrolling interests in subsidiaries										—	(20,091)	(20,091)

Net income								45,992		45,992	23,252	69,244

Dividends declared, including $1,741 payable in share units ($9.20 per share)								(65,163)		(65,163)		(65,163)

Net unrealized gain on interest rate cap and swap contracts									3,426	3,426	291	3,717

Balance at October 31, 2022	—	$—	—	$—	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

* Represents the issuance of treasury shares to consultant and retired Director(s) for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2022	2021	2020
	(In Thousands of Dollars)
Operating activities:
Net income	$69,244	$1,047	$17,320
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Maryland properties	(68,771)	—	—
Depreciation	3,995	9,300	10,341
Tenant improvement write-off due to COVID-19	—	—	7,277
Amortization	1,104	1,653	1,819
Stock based compensation expense	1,192	42	46
Director fees, consultant fee and related interest paid in stock units	120	446	534
Gain on deconsolidation of subsidiary	—	—	(27,680)
Loss on investment in tenancy-in-common	228	295	202
Deferred rents - straight line rent	(18)	230	397
Deferred real estate tax appeal fees	35	—	—
Bad debt expense	361	361	619
Changes in operating assets and liabilities:
Tenants' security accounts	(754)	(75)	(285)
Accounts receivable, prepaid expenses and other assets	2,571	(363)	(1,527)
Accounts payable, accrued expenses and deferred
director compensation payable	(1,159)	(7)	(5,452)
Deferred revenue	(786)	100	(300)
Due to affiliate - accrued interest	(47)	(808)	216
Deferred interest on mortgages	—	(2)	360
Net cash provided by operating activities	7,315	12,219	3,887
Investing activities:
Proceeds from sale of Maryland properties, net	245,763	—	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	5,316	—	—
Capital improvements - existing properties	(1,570)	(1,936)	(2,048)
Deferred leasing costs	(173)	(279)	(250)
Distribution from investment in tenancy-in-common	357	423	455
Deconsolidation of subsidiary cash and cash equivalents	—	—	(1,383)
Net cash provided by (used in) investing activities	249,693	(1,792)	(3,226)
Financing activities:
Repayment of mortgages	(194,559)	(5,962)	(22,910)
Proceeds from mortgage loan refinancings	32,500	—	25,000
Proceeds from exercise of stock options	2,028	—	—
Deferred financing costs	(691)	(699)	(482)
Due to affiliate - loan proceeds	300	—	—
Due to affiliate - loan repayment	(3,505)	(1,861)	—
Dividends paid	(53,535)	(1,027)	(1,357)
Distributions to noncontrolling interests in subsidiaries	(20,091)	(1,350)	(3,883)
Net cash used in financing activities	(237,553)	(10,899)	(3,632)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,455	(472)	(2,971)
Cash, cash equivalents and restricted cash, beginning of year	39,045	39,517	42,488
Cash, cash equivalents and restricted cash, end of year	$58,500	$39,045	$39,517

Supplemental disclosure of cash flow data:
Interest paid	$7,134	$10,965	$12,365
Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$—	$10	$387
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$33	$125	$179
Financing activities:
Retirement of treasury stock	$—	$2,791	$—
Dividends declared but not paid	$10,573	$686	$—
Dividends paid in share units	$1,741	$42	$—
Vested share units issued to consultant and retired director	$—	$72	$1,467

Deconsolidation of subsidiary:
Real estate, at cost, net of accumulated depreciation	$—	$—	$(36,225)
Accounts receivable, net of allowance for doubtful accounts	—	—	(55)
Prepaid expenses and other assets	—	—	(315)
Mortgage payable	—	—	48,000
Unamortized debt issuance costs	—	—	(489)
Accounts payable and accrued expenses	—	—	353
Tenants' security deposits	—	—	585
Deferred revenue	—	—	47
Deconsolidation of subsidiary cash and cash equivalents	—	—	(1,383)
Net carrying value of assets and liabilities deconsolidated	$—	$—	$10,518

Recognition of retained investment in tenancy-in-common at fair value	$—	$—	$20,758
Derecognition of noncontrolling interest in subsidiary	$—	$—	$(3,596)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

Cash and cash equivalents	$49,578	$35,891	$36,860
Tenants' security accounts	1,038	1,340	1,408
Funds held in post-closing escrow	6,251	—	—
Mortgage escrows (included in prepaid expenses and other assets)	1,633	1,814	1,249
Total cash, cash equivalents and restricted cash	$58,500	$39,045	$39,517

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and significant accounting policies:

Organization:

First Real Estate Investment Trust of New Jersey was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, First Real Estate Investment Trust of New Jersey completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation (the “Reincorporation”) which was approved by its stockholders at the annual meeting of stockholders held on May 6, 2021. The Reincorporation changed the law applicable to First Real Estate Investment Trust of New Jersey’s affairs from New Jersey law to Maryland law and was accomplished by the merger of First Real Estate Investment Trust of New Jersey with and into its wholly owned subsidiary, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”), a Maryland corporation. As a result of the Reincorporation, the separate existence of First Real Estate Investment Trust of New Jersey has ceased and FREIT has succeeded to all the business, properties, assets and liabilities of First Real Estate Investment Trust of New Jersey. Holders of shares of beneficial interest in First Real Estate Investment Trust of New Jersey have received one newly issued share of common stock of FREIT for each share of First Real Estate Investment Trust of New Jersey that they own, without any action of stockholders required and all treasury stock held by First Real Estate Investment Trust of New Jersey was retired.

FREIT is engaged in owning residential and commercial income producing properties located in New Jersey and New York. FREIT has elected to be taxed as a Real Estate Investment Trust under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, FREIT does not pay federal income tax on income whenever income distributed to stockholders is equal to at least 90% of real estate investment trust taxable income. Further, FREIT pays no federal income tax on capital gains distributed to stockholders. FREIT is subject to federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year.

Recently issued accounting standards:

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. As of December 31, 2022, we have not had the need to modify our existing debt agreements as a result of reference rate reform.

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

Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized its subsidiary S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification (“ASC”) 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT no longer had a controlling interest as the TIC is now under joint control. (See Note 3)

Use of estimates:

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments of long-lived assets for the fiscal years ended October 31, 2022 and 2021. In Fiscal 2020, Cobb Theatre, an anchor tenant movie theatre at the Rotunda retail property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. In the fourth quarter of Fiscal 2020, management determined that it would be unable to re-let the space on similar terms and as such tenant improvements of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) related to Cobb Theatre were deemed impaired and written off. (See Note 16)

Deferred charges:

Deferred charges consist primarily of leasing commissions, which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method (which approximates the effective interest method) by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $971,000, $1,109,000 and $1,089,000 in Fiscal 2022, 2021 and 2020, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

Revenue recognition:

Income from leases is recognized on a straight-line basis regardless of when payment is due. Lease agreements between FREIT and commercial tenants generally provide for additional rentals and reimbursements for their proportionate share of real estate taxes, insurance, common area maintenance charges and may include percentage of tenants' sales in excess of specified volumes. Percentage rents are generally included in income when reported to FREIT when earned, or ratably over the appropriate period.

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

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $234,000, $421,000 and $297,000 in Fiscal 2022, 2021 and 2020, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Directors (the “Board”), and ratified by FREIT’s stockholders. Stock based awards are accounted for based on their grant-date fair value. (See Note 10)

Note 2 – Maryland property dispositions:

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

On December 30, 2021, the sale of the Rotunda Property, which had a net book value of approximately $136.1 million, was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $36.5 million (inclusive of approximately $0.7 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the equity owners in Grande Rotunda (FREIT with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. (“Hekemian & Co., Inc.”) of approximately $4.8 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. As of October 31, 2022, approximately $710,000 of these funds has been released from escrow to Grande Rotunda. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in estimate in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheet as of October 31, 2022. The net proceeds from the sale were distributed to the equity owners in Grande Rotunda with FREIT receiving approximately $21.4 million based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $50 million (as adjusted) which includes approximately $7 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. As of October 31, 2022, secured loans including accrued interest made by certain members in Rotunda 100 of approximately $5.3 million were repaid to FREIT.

On January 7, 2022, the sale of the Westridge Square Property, which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT received net proceeds from the sale of approximately $0.1 million (inclusive of approximately $0.8 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.5 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of WestFREIT under certain leases remained unpaid. As of October 31, 2022, approximately $821,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The sale of the Westridge Square Property resulted in a net gain of approximately $8.7 million, which includes approximately $0.8 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

On January 10, 2022, the sale of the Damascus Property, which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $17.3 million (inclusive of approximately $0.4 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Damascus Centre under certain leases remained unpaid. As of October 31, 2022, approximately $415,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The net proceeds from the sale were distributed to the partners in Damascus Centre with FREIT receiving approximately $11.8 million based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million, which includes approximately $0.4 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

In summary, the sale of the Maryland Properties having a total net book value of $172.2 million was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $1.9 million in funds released from the Maryland Purchaser Escrow Payment during the second quarter of Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of October 31, 2022, approximately $1,946,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1.2 million due to a change in the second quarter of Fiscal 2022 related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheet as of October 31, 2022. The sale of the Maryland Properties resulted in a net gain of approximately $68.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8.2 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Accordingly, FREIT consolidated the financial statements of S&A and its subsidiary to include 100% of the subsidiary’s assets, liabilities, operations and cash flows with the interest not owned by FREIT reflected as “noncontrolling interests in subsidiary” and all significant intercompany accounts and transactions were eliminated in consolidation.

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT no longer had a controlling interest as the TIC is now under joint control. Since FREIT retained a noncontrolling financial interest in the TIC, and the deconsolidation of the subsidiary (as of February 28, 2020) was not the result of a nonreciprocal transfer to owners, FREIT recognized a gain on deconsolidation in the amount of approximately $27.7 million in the accompanying consolidated statement of income for the fiscal year ended October 31, 2020. This gain was measured at the date of deconsolidation as the difference between the fair value of the investment in the TIC at the date the entity was deconsolidated and the carrying amount of the former subsidiary’s assets and liabilities.

FREIT’s investment in the TIC was approximately $18.8 million, $19.4 million and $20.1 million at October 31, 2022, 2021 and 2020, respectively, with a loss on investment of approximately $228,000, 295,000 and $202,000, respectively, in the accompanying consolidated statements of income for the fiscal years ended October 31, 2022, 2021 and 2020, respectively.

Hekemian & Co. manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which was for an initial term of one (1) year and which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement will renew for a successive one (1) year term on February 28, 2023.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $402,000 and $375,000 for the fiscal years ended October 31, 2022 and 2021, respectively, and $241,000 for the period from February 28, 2020 through October 31, 2020. Hekemian & Co. management fees outstanding at October 31, 2022 and 2021 were approximately $35,100 and $32,500, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $40,000 and $51,000 for the fiscal years ended October 31, 2022 and 2021, respectively, and $26,000 for the period from February 28, 2020 through October 31, 2020.

The following table summarizes the balance sheets of the Pierre Towers property as of October 31, 2022 and 2021, accounted for by the equity method:

	October 31,	October 31,
	2022	2021
	(In Thousands of Dollars)

Real estate, net	$76,042	$78,023
Cash and cash equivalents	2,051	1,338
Tenants' security accounts	454	484
Receivables and other assets	583	510
Total assets	$79,130	$80,355

Mortgages payable, net of unamortized debt issuance costs	$49,425	$49,691
Accounts payable and accrued expenses	178	261
Tenants' security deposits	462	484
Deferred revenue	145	99
Equity	28,920	29,820
Total liabilities & equity	$79,130	$80,355

FREIT's investment in TIC (65% interest)	$18,798	$19,383

The following table summarizes the statements of operations of the Pierre Towers property for the fiscal years ended October 31, 2022 and 2021 and for the period from February 28, 2020 through October 31, 2020, accounted for by the equity method:

			For the period from
	Year Ended	Year Ended	February 28, 2020
	October 31, 2022	October 31, 2021	through October 31, 2020
	(In Thousands of Dollars)

Revenues	$8,028	$7,627	$4,981
Operating expenses	4,594	4,311	2,786
Depreciation	2,183	2,166	1,435
Operating income	1,251	1,150	760

Interest expense including amortization
of deferred financing costs	1,601	1,604	1,070

Net loss	$(350)	$(454)	$(310)

FREIT's loss on investment in TIC (65% interest)	$(228)	$(295)	$(202)

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2022	2021
		(In Thousands of Dollars)
Land		$40,813	$75,688
Unimproved land		405	405
Apartment buildings	7-40 years	69,403	156,408
Commercial buildings/shopping centers	5-40 years	42,740	151,598
Equipment/furniture	5-15 years	2,174	2,156
Total real estate, gross		155,535	386,255
Less: accumulated depreciation		59,660	115,621
Total real estate, net		$95,875	$270,634

Note 5 – Mortgages payable and credit line:

	October 31, 2022		October 31, 2021
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$7,500	$172	$14,453	$50
Westwood, NJ (B)	17,274	8	18,001	39
Wayne, NJ (C)	28,815	330	28,815	379
River Edge, NJ (D)	9,291	19	9,545	36
Red Bank, NJ (E)	11,750	78	11,971	93
Wayne, NJ (F)	25,000	431	22,588	172
Damascus, MD (G)	—	—	18,274	101
Middletown, NY (H)	14,587	71	14,921	104
Total fixed rate	114,217	1,109	138,568	974
Westwood, NJ (I)	25,000	—	25,000	220
Frederick, MD (J)	—	—	21,188	30
Baltimore, MD (K)	—	—	116,520	105
Line of credit - Provident Bank (L)	—	36	—	71
Total variable rate	25,000	36	162,708	426
Total	$139,217	$1,145	$301,276	$1,400

(A)	On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $14,228,000 as of October 31, 2022.
(B)

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8.0 million, with a new mortgage loan held by Valley National Bank in the amount of $22,750,000, which is payable in monthly installments of $129,702 including interest at 4.75% through February 1, 2023 at which time the outstanding balance is due. The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,062,000 as of October 31, 2022. The Company is in the process of extending this loan with the current lender, Valley National Bank, for one (1) year. Under the terms and conditions of this loan modification, the loan will be payable based on the existing monthly installments of $129,702 including a fixed interest rate based on the Wall Street Journal Prime at the time of the closing on this extension (currently approximately 7.00%). Additionally, FREIT will be required to prepay the annualized principal and interest payments for one (1) year, which will be held in an account at Valley National Bank and will be used to make monthly payments on the loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheets as of October 31, 2022 and 2021 and are due at the maturity of this loan.

(C)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan (which matured on September 1, 2019) with a new lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million, which can be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 will be required each month until September 1, 2029 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,593,000 as of October 31, 2022.

(D)	On November 19, 2013, FREIT refinanced mortgage loans scheduled to mature on December 1, 2013 with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance is due. The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $877,000 as of October 31, 2022.
(E)	On December 7, 2017, Station Place on Monmouth, LLC (“Station Place”) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $18,245,000 as of October 31, 2022.
(F)

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which was recorded as a realized gain on the accompanying consolidated statement of income for year ended October 31, 2022. (See Note 6 for additional details)

The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $22,642,000 as of October 31, 2022 including approximately $0.7 million classified as construction in progress. As of October 31, 2022 the interest reserve escrow account has a balance of $931,000.

(G)

On December 26, 2012, Damascus Centre, LLC (“Damascus Centre”) refinanced its construction loan with long-term financing provided by People’s United Bank and the first tranche of the new loan was taken down in the amount of $20 million and on April 22, 2016 the second tranche of this loan was taken down in the amount of $2,320,000. The loan had a maturity date of January 3, 2023 and bore a floating interest rate equal to 210 points over the one-month BBA LIBOR. In order to minimize interest rate volatility during the term of this loan, Damascus Centre entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate on each tranche of this loan, resulting in a fixed rate of 3.81% over the term of the first tranche of this loan and a fixed rate of 3.53% over the term of the second tranche of this loan. (See Note 6 for additional information relating to the interest rate swaps.)

On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds was used to pay off the approximately $18.2 million then outstanding balance of this loan. (See Note 2 for additional details.)

(H)	On December 29, 2014, FREIT Regency, LLC (“Regency”) closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $17,652,000 as of October 31, 2022.
(I)

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”) refinanced its $19.2 million loan (which would have matured on November 1, 2020) with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 for additional details in regards to the lis pendens.) This loan, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and had a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills.

On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. This loan was extended on the same terms and conditions as stated in the loan agreement and has one remaining six (6) month extension. As of October 31, 2022, $25,000,000 of this loan was drawn and outstanding and the interest rate was 7.13%. The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $7,864,000 as of October 31, 2022.

(J)

On April 28, 2017, WestFREIT, Corp. refinanced its $22 million mortgage loan held by Wells Fargo Bank, with a new mortgage loan from Manufacturer’s and Traders Trust Company (“M&T Bank”) in the amount of $23.5 million. The new loan had a floating interest rate equal to 275 basis points over the one-month LIBOR and had a maturity date of April 28, 2019 with the option to extend for 12 months. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 5.55% to a variable rate and (ii) net refinancing proceeds of approximately $1.1 million which have been used for general corporate purposes. The loan was payable in monthly installments of interest (as defined above) plus principal of $43,250 through May 2018 and principal of $45,250 from June 2018 through May 2019 at which time the outstanding balance became due.

On April 3, 2019, WestFREIT, Corp. exercised its option to extend this loan, with a then outstanding balance of approximately $22.5 million, for twelve months. Effective beginning on June 1, 2019, the extension of this loan required monthly principal payments of $47,250 plus interest based on a floating interest rate equal to 240 basis points over the one-month LIBOR and had a maturity date of May 1, 2020. This loan was extended to November 1, 2020 and further extended to January 31, 2021 under the same terms and conditions of the previous agreement. WestFREIT, Corp. entered into a loan extension and modification agreement with M&T Bank, effective beginning on February 1, 2021, which required monthly principal payments of $49,250 plus interest based on a floating interest rate equal to 255 basis points over the one-month LIBOR and had a maturity date of January 31, 2022, with the option of WestFREIT, Corp. to extend for an additional one-year period through January 31, 2023, subject to certain requirements as provided for in the loan agreement including the lease-up of certain space.

On January 7, 2022, the property owned by WestFREIT was sold and a portion of the proceeds was used to pay off the approximately $21.1 million then outstanding balance of this loan. (See Note 2 for additional details.)

(K)

On February 7, 2018, Grande Rotunda, LLC (“Grande Rotunda”) refinanced its $115.3 million construction loan held by Wells Fargo with a new loan held by Aareal Capital Corporation in the amount of approximately $118.5 million. This loan bore a floating interest rate at 285 basis points over the one-month LIBOR rate and had a maturity date of February 6, 2021, with two one-year options to extend the maturity of this loan, subject to certain requirements as provided for in the loan agreement. Grande Rotunda had purchased an interest rate cap on LIBOR for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for the first two years of this loan which matured on March 5, 2020. On February 28, 2020, Grande Rotunda purchased an interest rate cap on LIBOR, with an effective date of March 5, 2020, for the full amount that could have been drawn on this loan of $121.9 million, capping the one-month LIBOR rate at 3% for one year, which matured on March 5, 2021.

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

On December 30, 2021, the property owned by Grande Rotunda was sold and a portion of the proceeds was used to pay off the $116.5 million then outstanding balance of this loan. (See Note 2 for additional details.)

(L)	FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of October 31, 2022 and 2021, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the line of credit contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2022.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2022 and 2021:

($ in Millions)	October 31, 2022	October 31, 2021

Fair Value	$132.2	$301.6

Carrying Value, Net	$138.1	$299.9

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2022 are as follows:

Year Ending October 31,	Amount
2023	$43,035
2024	$17,163
2025	$39,734
2026	$817
2027	$849

Note 6 - Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Damascus Centre, Regency, Wayne PSC and Station Place interest rate swaps and the

Grande Rotunda interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income. On December 30, 2021, the Rotunda property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 2 for further details on the sales of these properties.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 5 for further details.)

For the year ended October 31, 2022, FREIT recorded an unrealized gain of approximately $3,717,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2022, there was an asset of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap. For the year ended October 31, 2021, FREIT recorded an unrealized gain of approximately $2,616,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2021, there was a liability of approximately $278,000 for the Damascus Centre swaps, $348,000 for the Wayne PSC swap, $750,000 for the Regency swap, $932,000 for the Station Place swap and $0 for the Grande Rotunda interest rate cap. For the year ended October 31, 2020, FREIT recorded an unrealized loss of approximately $2,798,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period.

The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Commitments and contingencies:

Leases

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $36.1 million at October 31, 2022 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, subsequent to October 31, 2022, is as follows:

Year Ending October 31,	Amount
2023	$5,620
2024	4,823
2025	4,134
2026	3,365
2027	2,206
Thereafter	4,118
Total	$24,266

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the years in the three-year period ended October 31, 2022 were not material.

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

Note 8 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co. executed a management agreement dated as of November 1, 2001 (“Management Agreement”) whereby Hekemian & Co. would continue as the managing agent for FREIT. The Management Agreement expires on October 31, 2023 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates, except for the office building at the Rotunda Property, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee in the event of a termination or non-renewal of the Management Agreement under certain circumstances.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees, charged to operations, were approximately $1,429,000, $2,127,000, and $2,201,000 in Fiscal 2022, 2021 and 2020, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $701,000, $548,000 and $982,000 in Fiscal 2022, 2021 and 2020, respectively. Total Hekemian & Co. management fees outstanding at October 31, 2022 and 2021 were approximately $105,000 and $185,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $164,000, $209,000 and $190,000 in Fiscal 2022, 2021 and 2020, respectively.

FREIT owns a 60% equity interest in Grande Rotunda and Rotunda 100, LLC (“Rotunda 100”) owns a 40% equity interest in Grande Rotunda. The equity owners of Rotunda 100 are principally employees of Hekemian & Co. To incentivize the employees of Hekemian & Co, FREIT advanced, only to employees of Hekemian & Co., up to 50% of the amount of the equity contributions that the Hekemian & Co. employees were required to invest in Rotunda 100. These advances were in the form of secured loans that bore interest at rates that floated at 225 basis points over the ninety (90) day LIBOR, as adjusted each November 1, February 1, May 1 and August 1. These loans were secured by the Hekemian & Co. employees’ interests in Rotunda 100 and were full recourse loans. Interest only payments were required to be made when billed.

No principal payments were required during the term of the notes, except that the borrowers were required to pay to FREIT all refinancing proceeds and other cash flow they received from their interest in Grande Rotunda. These payments were applied first to accrued and unpaid interest and then any outstanding principal. The notes originally had maturity dates at the earlier of (a) ten (10) years after issue, which was June 19, 2015, or, (b) at the election of FREIT, ninety (90) days after the borrower terminated employment with Hekemian & Co., at which time all outstanding unpaid principal and interest was due. On May 8, 2008, the Board approved amendments to the existing loan agreements with the Hekemian & Co. employees, relative to their interests in Rotunda 100, to increase the aggregate amount that FREIT may advance to such employees from $2 million to $4 million. On June 4, 2015, the Board approved an extension of the maturity date of the secured loans to occur the earlier of (a) June 19, 2018 or (b) five days after the closing of a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved a further extension of the maturity dates of these loans to the date or dates upon which distributions of cash were made by Grande Rotunda to its members as a result of a refinancing or sale of Grande Rotunda or the Rotunda property.

The aggregate outstanding principal balance and accrued but unpaid interest of the Rotunda 100 notes was approximately $4,000,000 and $1,292,000, respectively, at October 31, 2021 and was included in secured loans receivable on the accompanying consolidated balance sheet. As of October 31, 2022, approximately $5.3 million of the secured loans receivable (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest related to the Rotunda 100 notes.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. In Fiscal 2021, Grande Rotunda repaid $7 million to the equity owners in Grande Rotunda based on their respective pro-rata share resulting in a loan repayment to Rotunda 100 of approximately $2.8 million. As of October 31, 2021, Rotunda 100 had funded Grande Rotunda with approximately $3.3 million (including interest) which was included in “Due to affiliate” on the accompanying consolidated balance sheet. On December 30, 2021, the Rotunda Property, owned by Grande Rotunda, was sold and the net sales proceeds were distributed to the equity owners in Grande Rotunda. (See Note 2 for further details.) Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. As of October 31, 2022, all loans were repaid in full to each of the equity owners in Grande Rotunda.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred during Fiscal 2022, 2021 and 2020 were approximately $6,388,000, $236,500 and $125,000, respectively. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property. Fees incurred during Fiscal 2021 related to commissions to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT’s line of credit. Fees incurred during Fiscal 2020 related to commissions to Hekemian & Co. for the refinancing of the Westwood Hills loan. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (see Note 2) in the accompanying consolidated statement of income for the year ended October 31, 2022. The commissions for the refinancing of loans were deferred mortgage costs included in the unamortized debt issuance costs in the accompanying consolidated balance sheet as of October 31, 2022, 2021 and 2020.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Robert S. Hekemian, the former Chairman and Chief Executive Officer of FREIT, served as a consultant to FREIT and Chairman of the Board and Chief Executive Officer of Hekemian & Co. prior to his death in December 2019.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for Fiscal 2022, 2021 and 2020 was approximately $0, $0 and $21,000, respectively, for Robert S. Hekemian, $831,000, $469,000 and $508,000 (including a $100,000 adjustment in Fiscal 2020 related to the final approved Fiscal 2019 compensation), respectively, for Robert S. Hekemian, Jr., $40,000, $30,000 and $26,000, respectively, for Allan Tubin and $150,000, $57,000 and $50,000, respectively, for David Hekemian. (See Note 11 to FREIT’s consolidated financial statements). Such costs are included within operating expenses on the accompanying consolidated statements of income.

Effective upon the late Robert S. Hekemian’s retirement as Chairman, Chief Executive Officer and as a Director of FREIT on April 5, 2018, FREIT entered into a consulting agreement with Mr. Hekemian, pursuant to which Mr. Hekemian provided consulting services to FREIT through December 2019. The consulting agreement obliged Mr. Hekemian to provide advice and consultation with respect to matters pertaining to FREIT and its subsidiaries, affiliates, assets and business for no fewer than 30 hours per month during the term of the agreement. FREIT paid Mr. Hekemian a consulting fee of $5,000 per month during the term of the consulting agreement, which was payable in the form of shares on a quarterly basis (i.e. in quarterly installments of $15,000). The number of shares to be issued for each quarterly installment of the consulting fee was determined by dividing the dollar amount of the consulting fee by the closing price of one share on the OTC Pink Open Market as of the close of trading on the last trading day of the calendar quarter with respect to which such consulting fee was payable. For Fiscal 2022, 2021 and 2020, consulting fee expense for Robert S. Hekemian was approximately $0, $0 and $8,000, respectively.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. On March 10, 2022, the equity owners in Wayne PSC, H-TPKE and FREIT, each entered into a grid promissory note for funding Wayne PSC up to

$600,000 and $400,000, respectively, based on each owner’s respective pro-rata share of Wayne PSC. During May 2022, Wayne PSC required funding by each of the owners totaling $500,000, with each owner contributing its respective pro-rata share of Wayne PSC. As such, H-TPKE funded $300,000 and FREIT funded $200,000. Wayne PSC repaid these loans in full (including accrued interest) to each of the equity owners from the net proceeds received from the refinancing of the loan on the Preakness Shopping Center in July 2022 (See Note 2).

Note 9 - Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and has distributed 143.8% of its ordinary taxable income and 100% of its capital gains from the sale of the Maryland Properties to its stockholders as dividends for the fiscal year ended October 31, 2022. FREIT distributed 92.4% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. There was no ordinary taxable income for the fiscal year ended October 31, 2020 and no dividends were made/declared for Fiscal 2020. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2022, 2021 and 2020.

As of October 31, 2022, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2019 remain open to examination by the major taxing jurisdictions.

Note 10 - Equity Incentive Plan:

On September 10, 1998, the Board approved FREIT's Equity Incentive Plan (the "Plan") which was ratified by FREIT's stockholders on April 7, 1999, whereby up to 920,000 of FREIT's shares (adjusted for stock splits) may be granted to key personnel in the form of stock options, restricted share awards and other share-based awards. In connection therewith, the Board approved an increase of 920,000 shares in FREIT's number of authorized shares. Key personnel eligible for these awards include directors, executive officers and other persons or entities including, without limitation, employees, consultants and employees of consultants, who are in a position to make significant contributions to the success of FREIT. Under the Plan, the exercise price of all options will be the fair market value of the shares on the date of grant. The consideration to be paid for restricted share and other share-based awards shall be determined by the Board, with the amount not to exceed the fair market value of the shares on the date of grant. The maximum term of any award granted may not exceed ten years. The Board will determine the actual terms of each award.

On April 4, 2007, FREIT stockholders approved amendments to the Plan as follows: (a) reserving an additional 300,000 shares for issuance under the Plan; and (b) extending the term of the Plan until September 10, 2018. On April 5, 2018, FREIT stockholders approved amendments to the Plan to (a) increase the number of shares reserved for issuance thereunder by an additional 300,000 shares and (b) further extended the term of the Plan from September 10, 2018 to September 10, 2028. As of October 31, 2022, 442,060 shares are available for issuance under the Plan. There was no impact to the Plan or options previously granted as a result of the Reincorporation of FREIT with and into FREIT as discussed in Note 1.

The following table summarizes stock option activity for Fiscal 2022, 2021 and 2020:

	Year Ended October 31,		Year Ended October 31,		Year Ended October 31,
	2022		2021		2020
	No. of Options	Weighted Average	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at beginning of year	310,740	$18.35	310,740	$18.35	310,740	$18.35
Options granted during year	—	—	—	—	—	—
Options forfeited/cancelled during year	—	—	—	—	—	—
Options exercised during year	(184,600)	(10.99)	—	—	—	—
Options outstanding at end of year	126,140	$10.64	310,740	$18.35	310,740	$18.35
Options vested and expected to vest	124,850		309,450		308,310
Options exercisable at end of year	116,540		292,540		276,340

On August 4, 2022, in connection with the Board’s approval of the special, extraordinary, non-recurring cash distribution (“Extraordinary Distribution”), the Compensation Committee of the Board recommended and the Board approved that (i) the option exercise price of options outstanding under the Plan be adjusted, by reason of the Extraordinary Distribution, in accordance with the terms of the Plan; and (ii) the exercise price of options outstanding under the Plan should be reduced by an amount equal to the excess, if any, of (x) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days prior to the ex-dividend date relating to the Extraordinary Distribution (August 31, 2022), over (y) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days following the ex-dividend date relating to the Extraordinary Distribution. (See Note 2 for additional details on the sale of the Maryland Properties.) On September 9, 2022, the Board approved a reduction of $7.50 per share in exercise price for the 310,740 options then outstanding under the Plan. As a result of this modification of the exercise price for stock options outstanding under the Plan, the Company revalued its stock options in accordance with ASC 718 and recorded an incremental stock compensation expense of approximately $1,174,000 in the fourth quarter of Fiscal 2022.

For Fiscal 2022, 2021 and 2020, compensation expense related to stock options vested amounted to approximately $1,192,000, $42,000 and $46,000, respectively. At October 31, 2022, there was approximately $11,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.7 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2022 was approximately $729,000 and $657,000, respectively. In Fiscal 2022, 184,600 options were exercised for an aggregate amount of approximately $2 million.

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

On September 4, 2014, the Board approved amendments, effective November 1, 2014, to the FREIT Deferred Fee Plan for its executive officers and directors, one of which provided for the issuance of share units payable in FREIT shares in respect of (i) deferred amounts of all director fees on a prospective basis; (ii) interest on director fees deferred prior to November 1, 2014 (payable at a floating rate, adjusted quarterly, based on the average 10-year Treasury Bond interest rate plus 150 basis points); and (iii) dividends payable in respect of share units allocated to participants in the Deferred Fee Plan as a result of deferrals described above. The number of share units credited to a participant’s account was determined by the closing price of FREIT shares on the date as set forth in the Deferred Fee Plan.

For the years ended October 31, 2022 and 2021, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $1,861,000 and $488,000, respectively, which have been paid through the issuance of 100,655 and 27,176, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the years ended October 31, 2022, 2021 and 2020, FREIT has charged as expense approximately $120,000, $446,000 and $526,000, respectively, representing deferred director fees and interest, and the balance of approximately $1,741,000, $42,000 and $0, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

The Deferred Fee Plan, as amended, provided that cumulative fees together with accrued interest deferred as of November 1, 2014 would be paid in a lump sum or in annual installments over a period not to exceed 10 years, at the election of the participant. As of October 31, 2022 and 2021, approximately $1,366,000 and $1,454,000, respectively, of fees has been deferred together with accrued interest of approximately $951,000 and $1,021,000, respectively.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023.

Note 12 - Dividends and earnings per share:

FREIT declared dividends of approximately $65,163,000 ($9.20 per share), $1,755,000 ($0.25 per share) and $0, respectively, to stockholders of record during Fiscal 2022, 2021 and 2020.

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

For Fiscal 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 77,000 shares with an impact of approximately $0.07 on earnings per share. For Fiscal 2021 and 2020, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 and 1,500 shares, respectively, with no impact on earnings per share. There were no anti-dilutive shares for the year ended October 31, 2022. There were approximately 268,000 and 268,000, respectively, anti-dilutive shares for the years ended October 31, 2021 and 2020. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (see Note 10).

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

The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property sold in Fiscal 2022 (see Note 2), during the fiscal year ended October 31, 2022. The commercial segment is comprised of eight (8) properties during the fiscal years ended October 31, 2021 and 2020. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property sold in Fiscal 2022 (see Note 2), during the fiscal year ended October 31, 2022. The residential segment is comprised of seven (7) properties, excluding the Pierre Towers property which was converted into a TIC and deconsolidated from FREIT’s operating results as of February 28, 2020 (see Note 3), during the fiscal years ended October 31, 2021 and 2020.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2022. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2022	2021	2020
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$10,626	$23,547	$24,486
Residential	20,627	26,974	28,638
Total real estate rental revenue	31,253	50,521	53,124

Real estate operating expenses:
Commercial	6,427	11,223	11,334
Residential	8,854	11,071	11,588
Total real estate operating expenses	15,281	22,294	22,922

Net operating income:
Commercial	4,199	12,324	13,152
Residential	11,773	15,903	17,050
Total net operating income	$15,972	$28,227	$30,202

Recurring capital improvements - residential	$(1,034)	$(625)	$(347)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$15,972	$28,227	$30,202
Deferred rents - straight lining	18	(230)	(397)
Investment income	358	116	204
Third party transaction costs	—	—	(4,606)
Net gain on sale of Maryland properties	68,771	—	—
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	—
Gain on deconsolidation of subsidiary	—	—	27,680
Loss on investment in tenancy-in-common	(228)	(295)	(202)
General and administrative expenses	(5,003)	(5,195)	(3,821)
Depreciation	(3,995)	(9,300)	(10,341)
Tenant improvement write-off due to COVID-19	—	—	(7,277)
Financing costs	(8,064)	(12,276)	(14,122)
Net income	69,244	1,047	17,320
Net (income) loss attributable to noncontrolling interests in subsidiaries	(23,252)	(120)	3,233
Net income attributable to common equity	$45,992	$927	$20,553

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

On February 4, 2022, the Court entered an Order (the “February 4 Order”) with respect to the Summary Judgment Motions which provides as follows:

(1)	The Court finds that the Plaintiff’s have breached the subject contract and the Court dismisses all claims for relief filed by the Plaintiffs in this suit. The Court dismissed the Complaint and dismisses the Lis Pendens.
(2)	The Court finds that the liquidated damage provision of the contract is not enforceable and the Court Orders that the $15 million held in escrow be returned to the Plaintiff.

(3)	The Court dismisses the Counterclaims and Third Party Complaint. All pleadings are dismissed.

On May 31, 2022, Sinatra filed a Motion for Reconsideration with the Court, requesting that the Court reconsider its February 4, 2022 Order and, among other things, (a) grant Sinatra’s motion for summary judgment, and (b) reverse the Court’s findings that (1) Sinatra breached the Purchase and Sale Agreement, (2) the Sellers did not breach the Purchase and Sale Agreement and (3) the Court’s dismissal of the Complaint and Lis Pendens. On July 8, 2022, the Court denied Sinatra’s Motion for Reconsideration.

Following the February 4 Order, the Sellers and the Purchaser each filed a motion for an award of attorney’s fees and costs pursuant to the applicable provisions of the Purchase and Sale Agreement. On December 8, 2022 the Court entered an Order awarding Sellers $3,420,422.88 in attorneys’ fees and denying the Plaintiff’s request for attorneys’ fees (the “December 8 Order”). Upon entering the December 8 Order, the Court had adjudicated all unresolved issues in the action.

On December 8, 2022, the Sellers filed a Notice of Appeal, appealing from that portion of the February 4 Order which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement.

On December 22, 2022, the Purchaser filed a Notice of Cross Appeal appealing from all determinations by the Court adverse to the Purchaser, including (i) that portion of the February 4 Order holding that the Purchaser breached the contract; (ii) the denial of the Purchaser’s motion for reconsideration of the February 4 Order; and (iii) the December 8 Order awarding the Sellers $3,420,422.88 in attorneys’ fees and denying the Purchaser’s request for attorneys’ fees.

The Sellers continue to believe that the allegations set forth in the Complaint filed by Sinatra and in the Answer to Counterclaims and Third-Party Complaint and Affirmative Defenses filed by Sinatra and Kushner Realty Acquisition LLC, are without merit.

As of October 31, 2022, the $15 million deposit has not been included in income in the accompanying consolidated statement of income. During the years ended October 31, 2022, 2021 and 2020, the Special Committee of the Board (“Special Committee”) incurred on behalf of the Company third party transaction costs for advisory, legal and other expenses primarily related to the Purchase and Sale Agreement and the Plan of Liquidation discussed in Note 15 in the amount of approximately $0, $0 and $4,606,000, respectively. On April 30, 2020, the Sellers delivered written notice to the Purchaser of the Sellers’ termination of the Purchase and Sale Agreement and on May 7, 2020 the Board approved the elimination of the Special Committee. No further transaction costs were incurred thereafter. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $1,170,000, $2,282,000 and $957,000 for the years ended October 31, 2022, 2021 and 2020, respectively, and are included in operating expenses on the consolidated statements of income.

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

Note 16 – COVID-19 pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties were located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. The Company continues to monitor changes in the collectability assessment of its tenant receivables resulting from the lingering effects that the COVID-19 pandemic and preventive measures taken to mitigate the spread had on some of its commercial tenants. For the fiscal years ended October 31, 2022, 2021 and 2020, rental revenue deemed uncollectible of approximately $0.6 million, $1.3 million and $1.4 million (with a consolidated impact to FREIT of approximately $0.3 million, $0.8 million and $0.9 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT has applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. During the year ended October 31, 2022, there were no security deposits from its commercial tenants applied to outstanding receivables due. On a case by case basis, FREIT has offered some commercial tenants deferrals of rent over a specified time period totaling approximately $0, $132,000 and $206,000 (with a consolidated impact to FREIT of approximately $0, $81,000 and $192,000) and rent abatements totaling approximately $9,000, $239,000 and $238,000 (with a consolidated impact to FREIT of approximately $9,000, $158,000 and $156,000) for the fiscal years ended October 31, 2022, 2021 and 2020, respectively.

Cobb Theatre, an anchor tenant movie theatre at the Rotunda Property filed for bankruptcy and rejected its lease at the Rotunda property as of June 30, 2020. As a result of the rejection of this lease, uncollected rents in the amount of approximately $0.3 million and a straight-line rent receivable of approximately $0.4 million were reversed against revenue, and unamortized leasing commissions in the amount of approximately $0.2 million were written off and fully expensed in Fiscal 2020 resulting in a net impact to net income of approximately $0.9 million (with a consolidated impact to FREIT of approximately $0.5 million) for the year ended October 31, 2020. Tenant improvements related to the Cobb Theatre with a net book value of approximately $7.3 million (with a consolidated impact to FREIT of approximately $4.4 million) as of October 31, 2020 were deemed to be impaired, written off and charged to operations in the consolidated statement of income for the fiscal year ended October 31, 2020. On December 30, 2021, the Rotunda property owned by Grande Rotunda was sold. (See Note 2 for additional details.)

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of October 31, 2022 and 2021, approximately $623,000 and $162,000, respectively, of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of October 31, 2022 and 2021. (See Note 5)

Note 17- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2022 and 2021 (in thousands, except per share amounts):

2022:	Quarter Ended								Year Ended
	January 31,		April 30,		July 31,		October 31,		October 31,

Revenue	$10,649		$6,615		$6,959		$7,048		$31,271
Expenses, net	(58,504	)(a)	7,616	(b)	5,145	(c)	7,770	(d)	(37,973)
Net income (loss)	69,153		(1,001)		1,814		(722)		69,244

Net (income) loss attributable to noncontrolling interests in subsidiaries	(23,376	)(a)	649	(b)	(693	)(c)	168	(d)	(23,252)
Net income (loss) attributable to common equity	$45,777		$(352)		$1,121		$(554)		$45,992

Earnings (Loss) per share - basic	$6.51	(a)	$(0.05	)(b)	$0.16	(c)	$(0.08	)(d)	$6.52
Earnings (Loss) per share - diluted	$6.45	(a)	$(0.05	)(b)	$0.16	(c)	$(0.08	)(d)	$6.45

Dividends declared per share	$0.10		$0.10		$—		$9.00		$9.20

2021:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,	October 31,		October 31,

Revenue	$12,754	$12,804	$12,542	$12,191	(e)	$50,291
Expenses, net	11,975	12,867	12,226	12,176		49,244
Net income (loss)	779	(63)	316	15		1,047

Net (income) loss attributable to noncontrolling interests in subsidiaries	(221)	72	(107)	136		(120)
Net income attributable to common equity	$558	$9	$209	$151		$927

Earnings per share - basic and diluted	$0.08	$—	$0.03	$0.02		$0.13

Dividends declared per share	$0.05	$0.05	$0.05	$0.10		$0.25

(a) Includes $70 million gain on sale of the Maryland Properties with a consolidated impact to FREIT of approximately $46.3 million  ($6.58 per share basic and $6.52 per share diluted).

(b) Includes $1.2 million reduction in gain on sale of the Maryland Properties with a consolidated impact to FREIT of approximately $0.7 million  ($0.10 per share basic and diluted).

(c) Includes $1.4 million realized gain on Wayne PSC interest rate swap termination with a consolidated impact to FREIT of approximately $0.6 million  ($0.08 per share basic and diluted).

(d) Includes stock compensation expense of approximately $1.2 million for the incremental compensation cost attributed to the revaluation of the stock options modified on September 9, 2022 ($0.17 per share basic and diluted).

(e) Includes settle-ups of Common Area Maintenance with commercial tenants of approximately $0.7 million for the fiscal quarter ended October 31, 2021, of which approximately $0.4 million related to Fiscal 2020 and approximately $0.3 million related to prior quarters in Fiscal 2021.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2022

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$9,291	$364	$1,773	$—	$1,774		$364	$3,547	$3,911	$3,034	1966	1975	7-40 years
Berdan Court, Wayne, NJ	28,815	250	2,206	—	5,230		250	7,436	7,686	6,093	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	25,000	3,849	11,546	—	3,014		3,849	14,560	18,409	10,545	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	7,500	1,632	—	3,386	16,222		5,018	16,222	21,240	7,063	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	14,587	2,833	17,792	—	1,218		2,833	19,010	21,843	4,191	2003	2014	7-40 years
Station Place - Red Bank, NJ	11,750	8,793	10,757	—	20		8,793	10,777	19,570	1,325	2015	2017	7-40 years

Commercial Properties:
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	7,504		3,411	7,504	10,915	4,742	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	164		12	200	212	167	1940	1962	5-25 years
Westwood Plaza, Westwood, NJ	17,274	6,889	6,416	—	2,438		6,889	8,854	15,743	8,681	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	25,000	9,280	24,217	—	2,678		9,280	26,895	36,175	13,819	1955/89/00	2002	5-39.5 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$139,217	$34,606	$74,743	$6,612	$40,262	$—	$41,218	$115,005	$156,223	$59,660

 (1) Total cost for each property is the same for federal income tax purposes, with the exception of the Regency Club and Station Place whose cost for federal income tax purposes is approximately $13.8 million and $4.2 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2022	2021	2020

Real estate:
Balance, Beginning of year	$386,920	$385,853	$448,866

Additions - Buildings and improvements	1,474	1,883	2,055

Disposals - Buildings and improvements	(232)	(816)	(585)

Tenant improvement write-off due to COVID-19	—	—	(8,910)

Sale of property	(231,939)	—	—

Deconsolidation of subsidiary	—	—	(55,573)

Balance, end of year	$156,223	$386,920	$385,853

Accumulated depreciation:
Balance, Beginning of year	$115,621	$107,137	$118,363

Additions - Charged to operating expenses	3,995	9,300	10,341

Tenant improvement write-off due to COVID-19 - Charged to operating expenses	—	—	(1,637)

Disposals - Buildings and improvements	(232)	(816)	(583)

Sale of property	(59,724)	—	—

Deconsolidation of subsidiary	—	—	(19,347)

Balance, end of year	$59,660	$115,621	$107,137

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Amendment and Restatement of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix A to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
3.2	Bylaws of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix B to FREIT’s Registration Statement on Form S-4A filed on March 26, 2021.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
10.1	Management Agreement dated April 10, 2002, by and between FREIT Maryland and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc.(Incorporated by reference to Exhibit 10.10 to FREIT’s Form 10-K for the fiscal year ended October 31, 2020 and filed with the SEC on January 29, 2021).
10.11	Line of Credit Note in the principal amount of $13 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.11 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.12	Purchase and Sale Agreement dated November 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.12 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)

10.13	First Amendment to Purchase and Sale Agreement dated December 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.13 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.14	Second Amendment to Purchase and Sale Agreement dated December 23, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.14 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.15	Third Amendment to Purchase and Sale Agreement dated December 28, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.15 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.16	Fourth Amendment to Purchase and Sale Agreement dated December 30, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.16 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.17	Fifth Amendment to Purchase and Sale Agreement dated January 7, 2022 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.17 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
21	Subsidiaries of FREIT
23.1	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.