Form 10-Q
period 2023-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2023-03-16
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2023

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

(201) 488-6400

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

As of March 16, 2023, the number of shares of common stock outstanding was 7,444,783.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2023	2022
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$95,340	$95,875
Construction in progress	692	688
Cash and cash equivalents	37,187	49,578
Investment in tenancy-in-common	18,731	18,798
Tenants' security accounts	1,024	1,038
Receivables arising from straight-lining of rents	762	790
Accounts receivable, net of allowance for doubtful accounts of $1,040 and $1,126 as of January 31, 2023 and October 31, 2022, respectively	621	802
Funds held in post-closing escrow	5,962	6,251
Prepaid expenses and other assets	3,018	3,176
Deferred charges, net	233	244
Interest rate swap contracts	959	1,409
Total Assets	$164,529	$178,649

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of January 31, 2023 and October 31, 2022	$138,824	$139,217
Less unamortized debt issuance costs	1,030	1,145
Mortgages payable, net	137,794	138,072

Deferred director compensation payable	—	2,317
Accounts payable and accrued expenses	1,426	1,306
Dividends payable	372	10,573
Tenants' security deposits	1,285	1,285
Deferred revenue	451	357
Total Liabilities	141,328	153,910

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share:
5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share:
20,000,000 shares authorized at January 31, 2023 and October 31, 2022;	74	73
7,435,753 and 7,048,344 shares issued plus 0 and 272,882 vested share units granted to directors at January 31, 2023 and October 31, 2022, respectively
Additional paid-in-capital	31,891	30,635
Accumulated deficit	(6,330)	(6,208)
Accumulated other comprehensive income	959	1,409
Total Common Equity	26,594	25,909
Noncontrolling interests in subsidiaries	(3,393)	(1,170)
Total Equity	23,201	24,739
Total Liabilities and Equity	$164,529	$178,649

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Three Months Ended January 31,
	2023	2022
	(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$6,222	$9,763
Reimbursements	646	757
Sundry income	111	129
Total revenue	6,979	10,649

Expenses:
Operating expenses	2,450	4,293
Management fees	326	497
Real estate taxes	1,438	1,863
Depreciation	722	1,820
Total expenses	4,936	8,473

Investment income	189	26
Net (loss) gain on sale of Maryland properties	(243)	70,003
Loss on investment in tenancy-in-common	(67)	(124)
Interest expense including amortization of deferred financing costs	(1,876)	(2,928)
Net income	46	69,153

Net loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,376)

Net income attributable to common equity	$419	$45,777

Earnings per share:
Basic	$0.06	$6.51
Diluted	$0.06	$6.45

Weighted average shares outstanding:
Basic	7,424	7,036
Diluted	7,433	7,099

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Three Months Ended January 31,
	2023	2022
	(In Thousands of Dollars)

Net income	$46	$69,153

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(334)	756
Amount reclassified from accumulated other comprehensive income to interest expense	(116)	506
Net unrealized (loss) gain on interest rate swap contracts	(450)	1,262
Comprehensive (loss) income	(404)	70,415

Net loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,376)

Other comprehensive loss (income):
Unrealized gain on interest rate swap contracts attributable to noncontrolling interests in subsidiaries	—	(334)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,710)

Comprehensive (loss) income attributable to common equity	$(31)	$46,705

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2023

(Unaudited)

	Common Equity
	Common Stock			Retained	Accumulated
			Additional Paid-In-	Earnings (Accumulated	Other Comprehensive	Total Common	Noncontrolling Interests in
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			5			5		5

Vested share units granted to Directors	2		26			26		26

Stock options exercised	113	1	1,225			1,226		1,226

Distributions to noncontrolling interests in subsidiaries						—	(1,850)	(1,850)

Net income (loss)				419		419	(373)	46

Dividends declared				(541)		(541)		(541)

Net unrealized loss on interest rate swap contracts					(450)	(450)	—	(450)

Balance at January 31, 2023	7,436	$74	$31,891	$(6,330)	$959	$26,594	$(3,393)	$23,201

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2022

(Unaudited)

	Common Equity
	Common Stock			Retained	Accumulated
			Additional Paid-In-	Earnings (Accumulated	Other Comprehensive	Total Common	Noncontrolling Interests in
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $17 in dividends declared payable in share units ($0.10 per share)	2		61			61		61

Distributions to noncontrolling interests in subsidiaries						—	(19,700)	(19,700)

Net income				45,777		45,777	23,376	69,153

Dividends declared, including $17 payable in share units ($0.10 per share)				(703)		(703)		(703)

Net unrealized gain on interest rate swap contracts					928	928	334	1,262

Balance at January 31, 2022	7,038	$71	$25,622	$58,037	$(1,089)	$82,641	$(612)	$82,029

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
	(In Thousands of Dollars)
Operating activities:
Net income	$46	$69,153
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net loss (gain) on sale of Maryland properties	243	(70,003)
Depreciation	722	1,820
Amortization	140	434
Stock based compensation expense	5	5
Director fees and related interest paid in stock units	26	44
Loss on investment in tenancy-in-common	67	124
Deferred rents - straight line rent	28	10
Deferred real estate tax appeal fees	—	35
Bad debt (recovery) expense	(45)	408
Changes in operating assets and liabilities:
Tenants' security accounts	—	(734)
Accounts receivable, prepaid expenses and other assets	97	2,139
Accounts payable, accrued expenses and deferred director compensation payable	(2,285)	91
Deferred revenue	94	(584)
Due to affiliate - accrued interest	—	(47)
Net cash (used in) provided by operating activities	(862)	2,895
Investing activities:
(Cash Outlays) Proceeds from sale of Maryland properties, net	(165)	247,412
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	5,094
Capital improvements - existing properties	(181)	(485)
Deferred leasing costs	(8)	(60)
Distribution from investment in tenancy-in-common	—	357
Net cash (used in) provided by investing activities	(354)	252,318
Financing activities:
Repayment of mortgages	(393)	(171,002)
Proceeds from mortgage loan refinancing	—	7,500
Proceeds from exercise of stock options	1,226	—
Deferred financing costs	(6)	(246)
Due to affiliate - loan repayment	—	(3,205)
Dividends paid	(10,742)	(686)
Distributions to noncontrolling interests in subsidiaries	(1,850)	(19,700)
Net cash used in financing activities	(11,765)	(187,339)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,981)	67,874
Cash, cash equivalents and restricted cash, beginning of period	58,500	39,045
Cash, cash equivalents and restricted cash, end of period	$45,519	$106,919

Supplemental disclosure of cash flow data:
Interest paid	$1,728	$2,525

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of Maryland properties	$78	$407
Accrued capital expenditures, construction costs and pre-development costs	$42	$58
Financing activities:
Dividends declared but not paid	$372	$686
Dividends paid in share units	$—	$17

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$37,187	$95,438
Tenants' security accounts	1,024	1,062
Funds held in post-closing escrow	5,962	9,337
Mortgage escrows (included in prepaid expenses and other assets)	1,346	1,082
Total cash, cash equivalents and restricted cash	$45,519	$106,919

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

The consolidated results of operations for the three-month period ended January 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2022.

Note 2 - Recently issued accounting standard:

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through the recently deferred date of December 31, 2024. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform in the current year, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2024.

Note 3 – Dividends and earnings per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $372,000 ($0.05 per share) in the first quarter of Fiscal 2023, which was paid on March 15, 2023 to stockholders of record on March 1, 2023.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 9,000 shares with no impact on earnings per share. For the three months ended January 31, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 63,000 shares with an impact of approximately $0.06 on earnings per share. There were no anti-dilutive shares for

Index

the three months ended January 31, 2023 and 2022. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Note 4 - Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income (loss). On December 30, 2021, the property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the three months ended January 31, 2022. (See Note 7 for further details on the sales of these properties.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022. (See Note 9 for further details.)

For the three months ended January 31, 2023 and 2022, FREIT recorded an unrealized loss of approximately $450,000 and unrealized gain of $1,262,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these cash flow hedges during such periods. As of January 31, 2023, there was an asset of approximately $482,000 for the Regency swap and $477,000 for the Station Place swap. As of October 31, 2022, there was an asset of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap.

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

FREIT’s investment in the TIC was approximately $18.8 million at January 31, 2023 and October 31, 2022. For the three months ended January 31, 2023 and 2022, FREIT recognized a loss on investment in TIC of approximately $67,000 and $124,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which was for an initial term of one (1) year and which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement renewed for a successive one (1) year term on February 28, 2023 and will expire on February 28, 2024.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $103,000 and $98,000 for the three months ended January 31, 2023 and 2022, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions, charged to operations, for the three months ended January 31, 2023 and 2022.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2023 and October 31, 2022, accounted for by the equity method:

	January 31,	October 31,
	2023	2022
	(In Thousands of Dollars)

Real estate, net	$75,578	$76,042
Cash and cash equivalents	2,455	2,051
Tenants' security accounts	471	454
Receivables and other assets	533	583
Total assets	$79,037	$79,130

Mortgages payable, net of unamortized debt issuance costs	$49,359	$49,425
Accounts payable and accrued expenses	245	178
Tenants' security deposits	476	462
Deferred revenue	140	145
Equity	28,817	28,920
Total liabilities & equity	$79,037	$79,130

FREIT's investment in TIC (65% interest)	$18,731	$18,798

The following table summarizes the statements of operations of the Pierre Towers property for the three months ended January 31, 2023 and 2022, accounted for by the equity method:

	Three Months Ended January 31,
	2023	2022
	(In Thousands of Dollars)

Revenue	$2,069	$1,954
Operating expenses	1,222	1,201
Depreciation	550	542
Operating income	297	211

Interest expense including amortization of deferred financing costs	400	401

Net loss	$(103)	$(190)

FREIT's loss on investment in TIC (65% interest)	$(67)	$(124)

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

The Court Order entered on February 4, 2022 (the “February 4 Order”) with respect to the Summary Judgment Motions provides as follows:

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

On December 8, 2022, the Sellers filed a Notice of Appeal, appealing from that portion of the February 4 Order which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement. As a result of such appeal by the Sellers, the liquidated damage amount of $15 million remains in escrow and has not been returned to Sinatra.

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

Through the quarter ended January 31, 2023, the $15 million deposit and the $3,420,422.88 award of attorney’s fees have not been included in income in the accompanying condensed consolidated statements of income. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $196,000 and $613,000 for the three months ended January 31, 2023 and 2022, respectively, and are included in operating expenses on the condensed consolidated statements of income.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $53.9 million (inclusive of approximately $0.1 million in funds released during the first quarter of Fiscal 2023 and $1.9 million in funds released from the Maryland Purchaser Escrow Payment during Fiscal 2022), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of January 31, 2023, approximately $2,070,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $0.4 million in the first quarter of Fiscal 2023 and $1.2 million in the second quarter of Fiscal 2022 due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $6 million and $6.3 million of remaining funds are held in a post-closing escrow for rents anticipated to be fully released in Fiscal 2023 and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of January 31, 2023 and October 31, 2022, respectively. The sale of the Maryland Properties resulted in a net gain of approximately $68.5 million (as adjusted by $0.3 million in the first quarter of Fiscal 2023) (with a consolidated impact to FREIT of approximately $45.6 million) which includes approximately $8 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $326,000 and $484,000 for the three months ended January 31, 2023 and 2022, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $140,000 and $184,000 for the three months ended January 31, 2023 and 2022, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $50,000 and $52,000 for the three months ended January 31, 2023 and 2022, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the three months ended January 31, 2023 and 2022 were approximately $0 and $6,294,000, respectively. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; and $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the three months ended January 31, 2022. The commission for the refinancing of the loan on the Boulders property was a deferred mortgage cost included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of January 31, 2023 and October 31, 2022.

The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 1.25 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT (the “M&A Termination Fee”). On March 9, 2023, the Board approved an amendment to the Management Agreement (the “Second Amendment”) which provides, among other things, that the M&A Termination Fee shall be increased from 1.25 times the Termination Fee to 2.5 times the Termination Fee.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co.

Director fee expense and/or executive compensation (including interest and dividends) incurred by FREIT for the three months ended January 31, 2023 and 2022 was approximately $141,000 and $135,000, respectively, for Robert S. Hekemian, Jr., $10,000 and $10,000, respectively, for Allan Tubin and $13,000 and $15,000, respectively, for David Hekemian (See Note 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 9 – Mortgage financings and line of credit:

On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of January 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.37%.

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately

Index

$1.4 million (See Note 4 for additional details.) As of January 31, 2023, the interest reserve escrow account has a balance of approximately $611,000.

On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. As of January 31, 2023, $7,500,000 of this loan was drawn and outstanding.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2023 and October 31, 2022:

($ in Millions)	January 31, 2023	October 31, 2022

Fair Value	$133.8	$132.2

Carrying Value, Net	$137.8	$138.1

Fair values are estimated based on market interest rates at January 31, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 - Segment information:

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments. FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property, which was sold as part of the Maryland Properties on December 30, 2021. (See Note 7 for further details.)

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

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

Index

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the three months ended January 31, 2023 and 2022. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2023	2022
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$2,254	$4,321
Residential	4,753	6,338
Total real estate rental revenue	7,007	10,659

Real estate operating expenses:
Commercial	1,247	2,685
Residential	2,140	2,641
Total real estate operating expenses	3,387	5,326

Net operating income:
Commercial	1,007	1,636
Residential	2,613	3,697
Total net operating income	$3,620	$5,333

Recurring capital improvements - residential	$(145)	$(48)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$3,620	$5,333
Deferred rents - straight lining	(28)	(10)
Investment income	189	26
General and administrative expenses	(827)	(1,327)
Loss on investment in tenancy-in-common	(67)	(124)
Depreciation	(722)	(1,820)
Net (loss) gain on sale of Maryland properties	(243)	70,003
Financing costs	(1,876)	(2,928)
Net income	46	69,153
Net loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,376)
Net income attributable to common equity	$419	$45,777

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2023. FREIT distributed approximately 143.8% of its ordinary taxable income and 100% of its capital gains from the sale of the Maryland Properties to its stockholders as dividends for the fiscal year ended October 31, 2022. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT’s condensed consolidated financial statements for the three months ended January 31, 2023 and 2022.

As of January 31, 2023, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2019 remain open to examination by the major taxing jurisdictions.

Index

Note 13 – Equity Incentive Plan:

As of January 31, 2023, 442,060 shares are available for issuance under the FREIT Equity Incentive Plan (the “Plan”).

The following table summarizes stock option activity for the three months ended January 31, 2023 and 2022:

	Three Months Ended		Three Months Ended
	January 31, 2023		January 31, 2022
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	126,140	$10.64	310,740	$18.35
Options granted during period	—	—	—	—
Options forfeited/cancelled during period	—	—	—	—
Options exercised during period	(112,900)	(10.86)	—	—
Options outstanding at end of period	13,240	$8.74	310,740	$18.35
Options vested and expected to vest	11,950		309,450
Options exercisable at end of period	3,640		292,540

For the three months ended January 31, 2023 and 2022, compensation expense related to stock options vested amounted to approximately $5,000 and $5,000, respectively. At January 31, 2023, there was approximately $7,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.4 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2023 was approximately $81,000 and $17,000, respectively. For the three months ended January 31, 2023, 112,900 options were exercised for an aggregate amount of approximately $1.2 million.

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

For the three months ended January 31, 2023 and 2022, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500 and $61,600, respectively, which have been paid through the issuance of 1,630 and 2,496 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the three months ended January 31, 2023 and 2022, FREIT has charged as expense approximately $26,500 and $43,800, respectively, representing deferred director fees and interest, and the balance of approximately $0 and $17,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”) must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023.

As of October 31, 2022, the total payment related to each participant’s cash account was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the condensed consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due as of January 31, 2023. Additionally, payment related to each participant’s share unit account in the form of the issuance of stock was made to each respective participant resulting in the issuance of 274,509 shares of common stock from the 274,509 vested share units. As of January 31, 2023, there were no remaining vested share units to be paid in the form of the issuance of stock.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2023, is as follows:

Year Ending October 31,	Amount
2023	$5,685
2024	4,886
2025	4,175
2026	3,406
2027	2,248
Thereafter	4,125
Total	$24,525

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three months ended January 31, 2023 and 2022 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – Subsequent Events:

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan will be extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the maturity date, subject to certain provisions of the loan agreement. The loan will be payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee of the FREIT Board of Directors (the “Board”) recommended to the Board and the Board approved that for services rendered and to be rendered in 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board has approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The economic and financial environment: As of January 2023, the annual inflation rate is at 6.4%, which is primarily being driven by soaring food prices and energy costs, labor shortages and supply disruptions, while the U.S. unemployment rate decreased to 3.4%. Though inflation still remains at a high level, it is showing signs of slowing down as the inflation rate has come down from a 40-year high of 9.1% in June 2022. The Federal Reserve continues to raise interest rates in an effort to lower inflation. However, the pace at which it may continue to do so is uncertain leading to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential properties continue to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across the portfolio. Additionally, the rate of increase on renewals for existing tenants has continued to be robust, but could begin to soften in the current year. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in inflation and rising interest rates may have on these properties over the next year.

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

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan will be extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the maturity date, subject to certain provisions of the loan agreement. The loan will be payable based on monthly installments

Index

of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of January 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.37%.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, have been applied consistently as of January 31, 2023, and for the three months ended January 31, 2023 and 2022. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2023 (“Current Quarter”) decreased 34.5% to $6,979,000 compared to $10,649,000 for the three months ended January 31, 2022 (“Prior Year’s Quarter”). The decrease in revenue for the Current Quarter was primarily attributable to the Maryland Properties sold in the Prior Year’s Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Quarter was $419,000 ($0.06 per share basic and diluted) compared to $45,777,000 ($6.51 per share basic and $6.45 per share diluted) for the Prior Year’s Quarter.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2023 and 2022:

NON-GAAP NET INCOME COMPONENTS	Three Months Ended
	January 31,
	2023	2022	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$979	$1,626	$(647)
Residential properties	2,613	3,697	(1,084)
Total income from real estate operations	3,592	5,323	(1,731)

Financing costs:
Fixed rate mortgages	(1,211)	(1,342)	131
Floating rate mortgages	(518)	(952)	434
Interest rate swap contracts breakage fee	—	(213)	213
Other - corporate interest	(26)	(58)	32
Mortgage cost amortization	(121)	(363)	242
Total financing costs	(1,876)	(2,928)	1,052

Investment income	189	26	163

General & administrative expenses:
Accounting fees	(135)	(138)	3
Legal and professional fees	(225)	(713)	488
Directors fees	(269)	(273)	4
Stock compensation expense	(5)	(5)	—
Corporate expenses	(193)	(198)	5
Total general & administrative expenses	(827)	(1,327)	500

Depreciation	(722)	(1,820)	1,098
Loss on investment in tenancy-in-common	(67)	(124)	57
Adjusted net income (loss)	289	(850)	1,139

Net (loss) gain on sale of Maryland properties	(243)	70,003	(70,246)
Net income	46	69,153	(69,107)

Net loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,376)	23,749

Net income attributable to common equity	$419	$45,777	$(45,358)

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

Adjusted net income (loss) for the Current Quarter was adjusted net income of $289,000 ($0.04 per share basic and diluted) compared to adjusted net loss of ($850,000) (($0.12) per share basic and diluted) for the Prior Year’s Quarter. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a (loss) gain on sale of Maryland Properties.

The increase in adjusted net income for the Current Quarter was primarily driven by the following: (a) a decrease in General & Administrative expenses (“G&A”) of approximately $500,000 primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC of approximately $411,000 and a decrease in

Index

legal costs incurred in the Prior Year’s Quarter of approximately $77,000 related to the sale of the Maryland Properties; (b) an increase in adjusted net income of approximately $444,000 (with a consolidated impact to FREIT of approximately $257,000) attributed to the Maryland Properties sold; (c) an increase in investment income of approximately $163,000 resulting from higher interest rates in the Current Quarter; (d) a decrease in snow removal costs at the commercial properties, excluding the Maryland Properties sold in the Prior Year’s Quarter, of approximately $93,000 (with a consolidated impact to FREIT of approximately $46,000) due to a milder winter compared to the Prior Year’s Quarter; (e) a decrease in depreciation, excluding the Maryland Properties sold in the Prior Year’s Quarter, of approximately $72,000 (with a consolidated impact to FREIT of approximately $24,000) primarily attributed to the write-off of a tenant improvement at the Wayne Preakness Shopping Center in the Prior Year’s Quarter; and (f) a decrease in loss on investment in tenancy-in-common of approximately $57,000; offset by (g) an increase in interest expense of approximately $193,000 (with a consolidated impact to FREIT of approximately $77,000) attributed to the increase in the variable interest rate on the Westwood Hills loan as compared to the Prior Year’s Quarter. (Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,592	$3,576	$(1,984)	-55.5%	$4,658	$6,197	$(1,539)	-24.8%	$6,250	$9,773
Reimbursements	637	727	(90)	-12.4%	9	30	(21)	-70.0%	646	757
Other	25	18	7	38.9%	86	111	(25)	-22.5%	111	129
Total revenue	2,254	4,321	(2,067)	-47.8%	4,753	6,338	(1,585)	-25.0%	7,007	10,659
Operating expenses	1,247	2,685	(1,438)	-53.6%	2,140	2,641	(501)	-19.0%	3,387	5,326
Net operating income	$1,007	$1,636	$(629)	-38.4%	$2,613	$3,697	$(1,084)	-29.3%	3,620	5,333

Average Occupancy % *	66.4%	68.9%		-2.5%	96.8%	98.9%		-2.1%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(28)	(10)
Investment income	189	26
Net (loss) gain on sale of Maryland properties	(243)	70,003
General and administrative expenses	(827)	(1,327)
Loss on investment in tenancy-in-common	(67)	(124)
Depreciation	(722)	(1,820)
Financing costs	(1,876)	(2,928)
Net income	46	69,153
Net loss (income) attributable to noncontrolling interests in subsidiaries	373	(23,376)
Net income attributable to common equity	$419	$45,777

*	Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the three months ended January 31, 2022. See Note 7 to FREIT’s condensed consolidated financial statements for further details.

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Four of these properties

Index

are multi-tenanted retail centers and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland Properties.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 47.8% and 38.4%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties, excluding the Maryland Properties sold, for the Current Quarter decreased by 2.5% as compared to the Prior Year’s Quarter.

The decline in revenue for the Current Quarter was primarily attributable to the Maryland Properties sold in the Prior Year’s Quarter. The decrease in NOI for the Current Quarter was primarily attributable to the following: (a) a decrease of approximately $778,000 attributed to the Maryland Properties sold in the Prior Year’s Quarter; offset by (b) a decline in snow removal costs of approximately $93,000, excluding the Maryland Properties sold, due to a milder winter compared to the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Prior Year’s Quarter. Same property revenue and NOI for the Current Quarter increased by 2.8% and 16.5%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	—	—	$—	$—	0.0%	$—	$—

Non-comparable leases	1	1,384	$29.14	N/A	N/A	$—	$1.17

Total leasing activity	1	1,384

(a)	These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.
(b)	This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Icon at the Rotunda Property, which was sold as part of the Maryland Properties on December 30, 2021 (see Note 7 to FREIT’s condensed consolidated financial statements) and the Pierre Towers property, which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter decreased by 25% and 29.3%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all residential properties, excluding the Icon at the Rotunda property sold, for the Current Quarter decreased by 2.1% as compared to the Prior Year’s Quarter. The decrease in revenue and NOI for the Current Quarter was primarily attributable to the Icon at the Rotunda Property sold in the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda Property was excluded from same property results for all periods presented because this property was sold in the Prior Year’s Quarter. Same property revenue and NOI for the Current Quarter increased by 0.8% and 0.9%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,080 and $1,958, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $198,000 and $191,000, respectively.

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

Index

FINANCING COSTS

	Three Months Ended January 31,
	2023	2022
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,211	$1,322
New	—	20
Variable rate mortgages:
1st Mortgages
Existing	518	952
New	—	—
Interest rate swap contracts breakage fee	—	213
Other	26	58
Total financing costs, gross	1,755	2,565
Amortization of mortgage costs	121	363
Total financing costs, net	$1,876	$2,928

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Quarter decreased by approximately $1,052,000, or 35.9%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decline of approximately $1,304,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in the Prior Year’s Quarter; offset by (b) an increase of approximately $193,000 primarily attributed to the increase in the variable interest rate on the Westwood Hills loan as compared to the Prior Year’s Quarter. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Quarter was approximately $827,000 compared to $1,327,000 for the Prior Year’s Quarter. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Quarter was primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Quarter was approximately $722,000 compared to $1,820,000 for the Prior Year’s Quarter. The decline in depreciation expense for the Current Quarter was primarily attributable the following: (a) a decline of approximately $1,026,000 attributed to the Maryland Properties sold in the Prior Year’s Quarter; and (b) a decrease of approximately $72,000, excluding the Maryland Properties sold in the Prior Year’s Quarter, primarily attributed to the write-off of a tenant improvement at the Wayne Preakness Shopping Center in the Prior Year’s Quarter. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland Properties.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $0.9 million for the Current Quarter compared to net cash provided by operating activities of approximately $2.9 million for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2023, FREIT had cash, cash equivalents and restricted cash totaling $45.6 million, compared to $58.5 million at October 31, 2022. The decrease in cash in the Current Quarter was primarily attributable to $11.8 million in net cash used in financing activities, $0.9 million in net cash used in operating activities and $0.4 million in net cash used in investing activities including capital expenditures. The decrease in cash of approximately $13 million in the Current Quarter was primarily attributed to the following: (a) dividends paid of approximately $10.7 million; (b) deferred compensation paid to respective directors of approximately $2.3 million; (c) a distribution of additional net proceeds received from the sale of the Rotunda Property to the minority interest of approximately $1.6 million; and (d) a distribution of additional net proceeds received from the sale of the Damascus Property to the minority interest of approximately $0.3 million; offset by (e) proceeds received from the exercise of stock

Index

options in November 2022 of approximately $1.2 million. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of January 31, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the FREIT Board of Directors (“Board”) declared a dividend of approximately $372,000 ($0.05 per share) in the first quarter of Fiscal 2023 which was paid on March 15, 2023 to stockholders of record on March 1, 2023. The Board will continue to evaluate the dividend on a quarterly basis.

As of January 31, 2023, FREIT’s aggregate outstanding mortgage debt was $138.9 million, which bears a weighted average interest rate of 5.22% and an average life of approximately 2.4 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$25.0 (A)	$33.0 (B)	$38.9	$0.0	$0.0	$10.5	$26.0

	Includes the following:

	(A)	A loan on the Westwood Hills property, which is a residential property located in Westwood, New Jersey, in the amount of approximately $25 million. Pursuant to the loan agreement, this loan was extended for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

	(B)	Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the loan will be extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. (See Note 16 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2023 and October 31, 2022:

($ in Millions)	January 31, 2023	October 31, 2022

Fair Value	$133.8	$132.2

Carrying Value, Net	$137.8	$138.1

Fair values are estimated based on market interest rates at January 31, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of

Index

mortgage debt being retired. For example, at January 31, 2023, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.8 million, and a 1% decrease would increase the fair value by $3 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan will be extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the maturity date, subject to certain provisions of the loan agreement. The loan will be payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

On August 19, 2022, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills, LLC exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of January 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.37%.

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

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has a variable interest rate loan secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,504,000 at January 31, 2023) for the Regency swap and a notional amount of approximately $12,350,000 ($11,695,000 at January 31, 2023) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the three months ended January 31, 2022. (See Note 7 to FREIT’s condensed consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

Interest rate cap contract: To limit exposure on interest rate volatility, FREIT may use an interest rate cap contract to cap a floating interest rate at a set pre-determined rate. FREIT enters into cap contracts with a counterparty that is usually a high-quality commercial bank. In essence, so long as the floating interest rate is below the cap rate, FREIT agrees to pay its counterparties a variable rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt). Once the floating interest rate rises above the cap rate, FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest above the cap on that same notional amount.

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

FREIT has the following derivative-related risks with its interest rate swap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Index

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2023, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $482,000 for the Regency swap and $477,000 for the Station Place swap all of which have been included in FREIT’s condensed consolidated balance sheet as at January 31, 2023. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive (loss) income and for the three months ended January 31, 2023 and 2022, FREIT recorded an unrealized loss of approximately $450,000 and unrealized gain of $1,262,000, respectively, in the condensed consolidated statements of comprehensive (loss) income.

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

	For the Three Months Ended January 31,
	2023		2022
	(In Thousands, Except Per Share Amounts)
Funds From Operations ("FFO") (a)
Net income	$46		$69,153
Depreciation of consolidated properties	722		1,820
Amortization of deferred leasing costs	19		71
Distributions to non-controlling interests	—	(b)	(345	)(c)
Net loss (gain) on sale of Maryland properties	243		(70,003)
Adjustment to loss on investment in tenancy-in-common for depreciation	358		353
FFO	$1,388		$1,049

Per Share - Basic and Diluted	$0.19		$0.15

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $1.9 million related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.
(c) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$1,388		$1,049
Deferred rents (Straight lining)	28		10
Capital Improvements - Apartments	(145)		(48)
AFFO	$1,271		$1,011

Per Share - Basic and Diluted	$0.17		$0.14

Weighted Average Shares Outstanding:
Basic	7,424		7,036
Diluted	7,433		7,099

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2023. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

The Court Order entered on February 4, 2022 (the “February 4 Order”) with respect to the Summary Judgment Motions provides as follows:

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

On December 8, 2022, the Sellers filed a Notice of Appeal, appealing from that portion of the February 4 Order which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement. As a result of such appeal by the Sellers, the liquidated damage amount of $15 million remains in escrow and has not been returned to Sinatra.

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

Index

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2022, that was filed with the Securities and Exchange Commission on January 27, 2023.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 10.1 - Exhibit 10.1 – Second Amendment to Management Agreement made as of March 9, 2023 by and between First Real Estate Investment Trust of New Jersey, Inc. and Hekemian & Co., Inc.

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2023, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: March 16, 2023
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)