Form 10-Q
period 2023-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2023-06-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2023

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

As of June 14, 2023, the number of shares of common stock outstanding was 7,449,583.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Index

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2023	2022
	(In Thousands,Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$94,804	$95,875
Construction in progress	692	688
Cash and cash equivalents	35,717	49,578
Investment in tenancy-in-common	18,610	18,798
Tenants' security accounts	1,000	1,038
Receivables arising from straight-lining of rents	714	790
Accounts receivable, net of allowance for doubtful accounts of $1,046 and $1,126 as of April 30, 2023 and October 31, 2022, respectively	638	802
Funds held in post-closing escrow	4,651	6,251
Prepaid expenses and other assets	4,740	3,176
Deferred charges, net	282	244
Interest rate swap contracts	852	1,409
Total Assets	$162,700	$178,649

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of April 30, 2023 and October 31, 2022	$138,453	$139,217
Less unamortized debt issuance costs	1,225	1,145
Mortgages payable, net	137,228	138,072

Deferred director compensation payable	—	2,317
Accounts payable and accrued expenses	959	1,306
Dividends payable	372	10,573
Tenants' security deposits	1,290	1,285
Deferred revenue	467	357
Total Liabilities	140,316	153,910

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized at April 30, 2023 and October 31, 2022; 7,445,783 and 7,048,344 shares issued plus 0 and 272,882 vested share units granted to directors at April 30, 2023 and October 31, 2022, respectively	74	73
Additional paid-in-capital	32,043	30,635
Accumulated deficit	(6,605)	(6,208)
Accumulated other comprehensive income	852	1,409
Total Common Equity	26,364	25,909
Noncontrolling interests in subsidiaries	(3,980)	(1,170)
Total Equity	22,384	24,739
Total Liabilities and Equity	$162,700	$178,649

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$12,567	$15,778	$6,345	$6,015
Reimbursements	1,137	1,255	491	498
Sundry income	191	231	80	102
Total revenue	13,895	17,264	6,916	6,615

Expenses:
Operating expenses	5,075	6,696	2,625	2,403
Management fees	659	811	333	314
Real estate taxes	2,893	3,295	1,455	1,432
Depreciation	1,454	2,534	732	714
Total expenses	10,081	13,336	5,145	4,863

Investment income	407	64	218	38
Net (loss) gain on sale of Maryland properties	(446)	68,771	(203)	(1,232)
Loss on investment in tenancy-in-common	(188)	(156)	(121)	(32)
Interest expense including amortization of deferred financing costs	(3,827)	(4,455)	(1,951)	(1,527)
Net (loss) income	(240)	68,152	(286)	(1,001)

Net loss (income) attributable to noncontrolling interests in subsidiaries	756	(22,727)	383	649

Net income (loss) attributable to common equity	$516	$45,425	$97	$(352)

Earnings (Loss) per share:
Basic	$0.07	$6.46	$0.01	$(0.05)
Diluted	$0.07	$6.40	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	7,433	7,037	7,441	7,038
Diluted	7,440	7,108	7,446	7,038

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net (loss) income	$(240)	$68,152	$(286)	$(1,001)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(304)	3,081	$30	2,325
Amount reclassified from accumulated other comprehensive income to interest expense	(253)	720	(137)	214
Net unrealized (loss) gain on interest rate swap contracts	(557)	3,801	(107)	2,539
Comprehensive (loss) income	(797)	71,953	(393)	1,538

Net loss (income) attributable to noncontrolling interests in subsidiaries	756	(22,727)	383	649

Other comprehensive loss (income):
Unrealized gain on interest rate swap contracts attributable to noncontrolling interests in subsidiaries	—	(1,015)	—	(681)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	756	(23,742)	383	(32)

Comprehensive (loss) income attributable to common equity	$(41)	$48,211	$(10)	$1,506

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2023

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			5			5		5

Vested share units granted to Directors	2		26			26		26

Stock options exercised	113	1	1,225			1,226		1,226

Distributions to noncontrolling interests in subsidiaries						—	(1,850)	(1,850)

Net income (loss)				419		419	(373)	46

Dividends declared				(541)		(541)		(541)

Net unrealized loss on interest rate swap contracts					(450)	(450)	—	(450)

Balance at January 31, 2023	7,436	74	31,891	(6,330)	959	26,594	(3,393)	23,201

Stock based compensation expense			5			5		5

Stock awards granted to Directors	9		140			140		140

Stock options exercised	1		7			7		7

Distributions to noncontrolling interests in subsidiaries						—	(204)	(204)

Net income (loss)				97		97	(383)	(286)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(107)	(107)	—	(107)

Balance at April 30, 2023	7,446	$74	$32,043	$(6,605)	$852	$26,364	$(3,980)	$22,384

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2022

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands of Dollars, Except Per Share Amounts)

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $17 in dividends declared payable in share units ($0.10 per share)	2		61			61		61

Distributions to noncontrolling interests in subsidiaries						—	(19,700)	(19,700)

Net income				45,777		45,777	23,376	69,153

Dividends declared, including $17 payable in share units ($0.10 per share)				(703)		(703)		(703)

Net unrealized gain on interest rate swap contracts					928	928	334	1,262

Balance at January 31, 2022	7,038	71	25,622	58,037	(1,089)	82,641	(612)	82,029

Stock based compensation expense			5			5		5

Vested share units granted to Directors, including $18 in dividends declared payable in share units ($0.10 per share)	2		39			39		39

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(352)		(352)	(649)	(1,001)

Dividends declared, including $18 payable in share units ($0.10 per share)				(704)		(704)		(704)

Net unrealized gain on interest rate swap contracts					1,858	1,858	681	2,539

Balance at April 30, 2022	7,040	$71	$25,666	$56,981	$769	$83,487	$(760)	$82,727

See Notes to Condensed Consolidated Financial Statements.

Index

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
	(In Thousands of Dollars)
Operating activities:
Net (loss) income	$(240)	$68,152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) on sale of Maryland properties	446	(68,771)
Depreciation	1,454	2,534
Amortization	286	602
Stock based compensation expense	10	10
Director fees and related interest paid in stock units	26	65
Stock award granted to Directors	140	—
Loss on investment in tenancy-in-common	188	156
Deferred rents - straight line rent	76	61
Deferred real estate tax appeal fees	—	35
Bad debt (recovery) expense	(30)	377
Changes in operating assets and liabilities:
Tenants' security accounts	5	(736)
Accounts receivable, prepaid expenses and other assets	(20)	2,377
Accounts payable, accrued expenses and deferred director compensation payable	(2,143)	(1,214)
Deferred revenue	110	(681)
Due to affiliate - accrued interest	—	(47)
Net cash provided by operating activities	308	2,920
Investing activities:
(Cash outlays) proceeds from sale of Maryland properties, net	(446)	246,089
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	5,094
Capital improvements - existing properties	(908)	(676)
Deferred leasing costs	(78)	(88)
Distribution from investment in tenancy-in-common	—	357
Net cash (used in) provided by investing activities	(1,432)	250,776
Financing activities:
Repayment of mortgages	(764)	(171,586)
Proceeds from mortgage loan refinancing	—	7,500
Proceeds from exercise of stock options	1,233	—
Deferred financing costs	(326)	(246)
Due to affiliate - loan repayment	—	(3,205)
Dividends paid	(11,114)	(1,372)
Distributions to noncontrolling interests in subsidiaries	(2,054)	(19,880)
Net cash used in financing activities	(13,025)	(188,789)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,149)	64,907
Cash, cash equivalents and restricted cash, beginning of period	58,500	39,045
Cash, cash equivalents and restricted cash, end of period	$44,351	$103,952

Supplemental disclosure of cash flow data:
Interest paid	$3,555	$3,900

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of Maryland properties	$—	$326
Accrued capital expenditures, construction costs and pre-development costs	$82	$93
Financing activities:
Dividends declared but not paid	$372	$686
Dividends paid in share units	$—	$35

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$35,717	$95,748
Tenants' security accounts	1,000	1,030
Funds held in post-closing escrow	4,651	6,251
Mortgage escrows (included in prepaid expenses and other assets)	2,983	923
Total cash, cash equivalents and restricted cash	$44,351	$103,952

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

The consolidated results of operations for the six and three-month periods ended April 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2022.

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

Note 3 – Dividends and earnings (loss) per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $372,000 ($0.05 per share) in the second quarter of Fiscal 2023, which will be paid on June 15, 2023 to stockholders of record on June 1, 2023. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the six and three months ended April 30, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 7,000 and 5,000 shares with no impact on earnings per share. For the six and three months ended April 30, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 71,000 and 0 shares, respectively, with an impact of approximately $0.06 and $0.00, respectively, on earnings (loss) per share. There were no anti-dilutive shares for the six and three months ended April 30, 2023. There were approximately 0 and 311,000 anti-dilutive shares for the six and three months ended April 30, 2022, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Index

Note 4 - Interest rate cap and swap contracts:

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Damascus Centre, LLC (“Damascus Centre”), FREIT Regency, LLC (“Regency”), Wayne PSC, LLC (“Wayne PSC”) and Station Place on Monmouth (“Station Place”) interest rate swaps and the Grande Rotunda, LLC (“Grande Rotunda”) interest rate cap as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps and cap in comprehensive income (loss). On December 30, 2021, the property owned by Grande Rotunda was sold, a portion of the proceeds from the sale was used to pay off the $116.5 million then outstanding balance of the underlying loan and the corresponding interest rate cap on this loan matured with no settlement due at maturity. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of operations for the six months ended April 30, 2022. (See Note 7 for further details on the sales of these properties.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022. (See Note 9 for further details.)

For the six and three months ended April 30, 2023, FREIT recorded an unrealized loss of approximately $557,000 and $107,000, respectively, in the condensed consolidated statements of comprehensive loss representing the change in the fair value of these cash flow hedges during such periods. For the six and three months ended April 30, 2022, FREIT recorded an unrealized gain of approximately $3,801,000 and $2,539,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of April 30, 2023, there was an asset of approximately $423,000 for the Regency swap and $429,000 for the Station Place swap. As of October 31, 2022, there was an asset of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap.

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

FREIT’s investment in the TIC was approximately $18.6 million and $18.8 million at April 30, 2023 and October 31, 2022, respectively. For the six and three months ended April 30, 2023, FREIT recognized a loss on investment in TIC of approximately $188,000 and $121,000, respectively, in the accompanying condensed consolidated statements of income. For the six and three months ended April 30, 2022, FREIT recognized a loss on investment in TIC of approximately $156,000 and $32,000, in the accompanying condensed consolidated statements of operations.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $208,000 and $106,000 for the six and three months ended April 30, 2023, respectively, and $197,000 and $99,000 for the six and three months ended April 30, 2022, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions, charged to operations, for the six and three months ended April 30, 2023 and 2022.

Index

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2023 and October 31, 2022, accounted for by the equity method:

	April 30,	October 31,
	2023	2022
	(In Thousands of Dollars)

Real estate, net	$75,065	$76,042
Cash and cash equivalents	2,360	2,051
Tenants' security accounts	485	454
Receivables and other assets	648	583
Total assets	$78,558	$79,130

Mortgages payable, net of unamortized debt issuance costs	$49,080	$49,425
Accounts payable and accrued expenses	211	178
Tenants' security deposits	489	462
Deferred revenue	147	145
Equity	28,631	28,920
Total liabilities & equity	$78,558	$79,130

FREIT's investment in TIC (65% interest)	$18,610	$18,798

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2023 and 2022, accounted for by the equity method:

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$4,096	$3,923	$2,027	$1,969
Operating expenses	2,485	2,275	1,263	1,074
Depreciation	1,101	1,087	551	545
Operating income	510	561	213	350

Interest expense including amortization of deferred financing costs	799	801	399	400

Net loss	$(289)	$(240)	$(186)	$(50)

FREIT's loss on investment in TIC (65% interest)	$(188)	$(156)	$(121)	$(32)

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

Index

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

Through the quarter ended April 30, 2023, the $15 million deposit and the $3,420,422.88 award of attorney’s fee have not been included in income in the accompanying condensed consolidated statements of operations. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $391,000 and $195,000 for the six and three months ended April 30, 2023, respectively, and $892,000 and $279,000 for the six and three months ended April 30, 2022, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $55 million (inclusive of approximately $1.1 million in funds released during the second quarter of Fiscal 2023, $0.1 million in funds released during the first quarter of Fiscal 2023 and $1.9 million in funds released in Fiscal 2022 from the Maryland Purchaser Escrow Payment), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.2 million. As of April 30, 2023, approximately $3,176,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $446,000 and $203,000 for the six and three months ended April 30, 2023, respectively, and $1.2 million for the six and three months ended April 30, 2022 due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $4.7 million and $6.3 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of April 30, 2023 and October 31, 2022, respectively. Approximately $3.7 million of these funds held in post-closing escrow are anticipated to be released in Fiscal 2023 and the remaining balance is anticipated to be released in Fiscal 2024. The sale of the Maryland Properties resulted in a net gain of approximately $68.3 million (as adjusted) (with a consolidated impact to FREIT of approximately $45.3 million) which includes approximately $7.8 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

Index

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $659,000 and $790,000 for the six months ended April 30, 2023 and 2022, respectively, and $332,000 and $306,000 for the three months ended April 30, 2023 and 2022, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $322,000 and $348,000 for the six months ended April 30, 2023 and 2022, respectively, and $182,000 and $164,000 for the three months ended April 30, 2023 and 2022, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $65,000 and $59,000 for the six months ended April 30, 2023 and 2022, respectively, and $16,000 and $7,000 for the three months ended April 30, 2023 and 2022, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the six and three months ended April 30, 2023 were approximately $21,000 and $21,000, respectively, and for the six and three months ended April 30, 2022 were approximately $6,294,000 and $0, respectively. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the modification and extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; and $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of operations for the six months ended April 30, 2022. The commission for the refinancing of the loan on the Boulders property and the modification and extension of the loan on the Westwood Plaza property was accounted for as a deferred mortgage cost included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of April 30, 2023 and October 31, 2022.

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

Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the six months ended April 30, 2023 and 2022 was approximately $314,000 and $279,000, respectively, for Robert S. Hekemian, Jr., $21,000 and $20,000, respectively, for Allan Tubin and $46,000 and $29,000, respectively, for David Hekemian. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the three months ended April 30, 2023 and 2022 was approximately $173,000 and $144,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $10,000, respectively, for Allan Tubin and $33,000 and $14,000, respectively, for David Hekemian (See Notes 13 and 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Note 9 – Mortgage financings and line of credit:

On August 19, 2022, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of April 30, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.84%. Westwood Hills is in the process of refinancing this loan with a new lender in the amount of $25,500,000 for a term of three (3) years and based on a fixed rate of interest of 6.05%. This financing is expected to close by August 2023. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.

Index

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million (See Note 4 for additional details.) As of April 30, 2023, the interest reserve escrow account has a balance of approximately $302,000. In May 2023, Wayne PSC funded the escrow account in the amount of $950,000 to replenish the balance in the account back to $1,250,000.

On December 30, 2021, FREIT refinanced its $14.4 million loan secured by its Boulders property located in Rockaway, New Jersey (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. As of April 30, 2023, $7,500,000 of this loan was drawn and outstanding.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2023 and October 31, 2022:

($ in Millions)	April 30, 2023	October 31, 2022

Fair Value	$134.1	$132.2

Carrying Value, Net	$137.2	$138.1

Fair values are estimated based on market interest rates at April 30, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the six and three months ended April 30, 2023 and 2022. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$4,338	$6,266	$2,084	$1,945
Residential	9,633	11,059	4,880	4,721
Total real estate rental revenue	13,971	17,325	6,964	6,666

Real estate operating expenses:
Commercial	2,488	3,919	1,241	1,234
Residential	4,337	4,687	2,197	2,046
Total real estate operating expenses	6,825	8,606	3,438	3,280

Net operating income:
Commercial	1,850	2,347	843	711
Residential	5,296	6,372	2,683	2,675
Total net operating income	$7,146	$8,719	$3,526	$3,386

Recurring capital improvements - residential	$(290)	$(206)	$(145)	$(158)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$7,146	$8,719	$3,526	$3,386
Deferred rents - straight lining	(76)	(61)	(48)	(51)
Investment income	407	64	218	38
General and administrative expenses	(1,802)	(2,196)	(975)	(869)
Loss on investment in tenancy-in-common	(188)	(156)	(121)	(32)
Depreciation	(1,454)	(2,534)	(732)	(714)
Net (loss) gain on sale of Maryland properties	(446)	68,771	(203)	(1,232)
Financing costs	(3,827)	(4,455)	(1,951)	(1,527)
Net (loss) income	(240)	68,152	(286)	(1,001)
Net loss (income) attributable to noncontrolling interests in subsidiaries	756	(22,727)	383	649
Net income (loss) attributable to common equity	$516	$45,425	$97	$(352)

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2023. FREIT distributed approximately 143.8% of its ordinary taxable income and 100% of its capital gains from the sale of the Maryland Properties to its stockholders as dividends for the fiscal year ended October 31, 2022. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT’s condensed consolidated financial statements for the six and three months ended April 30, 2023 and 2022.

As of April 30, 2023, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2019 remain open to examination by the major taxing jurisdictions.

Index

Note 13 – Equity Incentive Plan:

On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee of the FREIT Board of Directors (the “Board”) recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board has approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

As of April 30, 2023, 433,030 shares are available for issuance under the FREIT Equity Incentive Plan (the “Plan”).

The following table summarizes stock option activity for the six and three months ended April 30, 2023 and 2022:

	Six Months Ended April 30,		Three Months Ended April 30,
	2023		2023
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	126,140	$10.64	13,240	$8.74
Options granted during period	—	—	—	—
Options forfeited/cancelled during period	—	—	—	—
Options exercised during period	(113,900)	(10.83)	(1,000)	(7.50)
Options outstanding at end of period	12,240	$8.84	12,240	$8.84
Options vested and expected to vest	11,100		11,100
Options exercisable at end of period	3,640		3,640

	Six and Three Months Ended April 30, 2022
	No. of Options	Weighted Average
	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options exercised during period	—	—
Options outstanding at end of period	310,740	$18.35
Options vested and expected to vest	309,450
Options exercisable at end of period	293,540

For the six and three months ended April 30, 2023, compensation expense related to stock options vested amounted to approximately $10,000 and $5,000, respectively. For the six and three month periods ended April 30, 2022, compensation expense related to stock options vested amounted to approximately $10,000 and $5,000, respectively. At April 30, 2023, there was approximately $2,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.1 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at April 30, 2023 was approximately $62,700 and $13,200, respectively. For the six and three months ended April 30, 2023, 113,900 and 1,000 options, respectively, were exercised for an aggregate amount of approximately $1.2 million and $7,500, respectively. There were no options exercised for the six and three months ended April 30, 2022.

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

For the six months ended April 30, 2023 and 2022, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500 and $100,500, respectively, which have been paid through the issuance of 1,630 and 4,080 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the six months ended April 30, 2023 and 2022, FREIT has charged as expense approximately $26,500 and $65,200, respectively, representing deferred director fees and interest, and the balance of approximately $0 and $35,300, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Index

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”) must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment would be made to the participants in the Deferred Fee Plan on January 20, 2023.

As of October 31, 2022, the total payment related to each participant’s cash account was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the condensed consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. As of April 30, 2023, there were no remaining vested share units to be paid in the form of the issuance of stock.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of April 30, 2023, is as follows:

Year Ending October 31,	Amount
2023	$5,639
2024	5,019
2025	4,327
2026	3,493
2027	2,353
Thereafter	4,221
Total	$25,052

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three months ended April 30, 2023 and 2022 were not material.

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

The economic and financial environment: As of April 2023, the annual inflation rate is at 4.9%, which is the lowest since April 2021, while the U.S. unemployment rate remained at 3.4%. Though inflation remains at an elevated level, it is showing signs of slowing down as the inflation rate has come down from a 40-year high of 9.1% in June 2022. In an effort to lower inflation, the Federal Reserve continues to raise interest rates. In May 2023, the Federal Reserve raised the interest rate to 5.25%, its highest rate level since August 2007. The pace at which it continues to raise the interest rates is uncertain leading to uncertainties in the financing market and a volatile economy.

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

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

Index

On August 19, 2022, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of April 30, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.84%. Westwood Hills is in the process of refinancing this loan with a new lender in the amount of $25,500,000 for a term of three (3) years and based on a fixed rate of interest of 6.05%. This financing is expected to close by August 2023. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, have been applied consistently as of April 30, 2023, and for the six and three months ended April 30, 2023 and 2022. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Index

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2023 (“Current Six Months”) decreased 19.5% to $13,895,000 compared to $17,264,000 for the six months ended April 30, 2022 (“Prior Year’s Six Months”). Real estate revenue for the three months ended April 30, 2023 (“Current Quarter”) increased 4.6% to $6,916,000 compared to $6,615,000 for the three months ended April 30, 2022 (“Prior Year’s Quarter”).

The decrease in revenue for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $3.7 million attributed to the Maryland Properties sold in the Prior Year’s Six Months; offset by (b) an increase from the residential segment of approximately $0.2 million primarily driven by an increase in base rents across most properties; and (c) an increase from the commercial segment of approximately $0.1 million primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Prior Year’s Six Months.

The increase in revenue for the Current Quarter was primarily attributable to the following: (a) an increase from the residential segment of approximately $0.2 million primarily driven by an increase in base rents across all properties; and (b) an increase from the commercial segment of approximately $0.1 million, primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Prior Year’s Quarter.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Six Months and Current Quarter was net income of $516,000 ($0.07 per share basic and diluted) and $97,000 ($0.01 per share basic and diluted), compared to net income of $45,425,000 ($6.46 per share basic and $6.40 per share diluted) and net loss of $352,000 (($0.05) per share basic and diluted), for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the six and three months ended April 30, 2023 and 2022:

NON-GAAP NET INCOME (LOSS) COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2023	2022	Change	2023	2022	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,774	$2,286	$(512)	$795	$660	$135
Residential properties	5,296	6,372	(1,076)	2,683	2,675	8
Total income from real estate operations	7,070	8,658	(1,588)	3,478	3,335	143

Financing costs:
Fixed rate mortgages	(2,499)	(2,431)	(68)	(1,288)	(1,089)	(199)
Floating rate mortgages	(1,056)	(1,217)	161	(538)	(265)	(273)
Interest rate swap contracts breakage fee	—	(213)	213	—	—	—
Other - corporate interest	(26)	(80)	54	—	(22)	22
Mortgage cost amortization	(246)	(514)	268	(125)	(151)	26
Total financing costs	(3,827)	(4,455)	628	(1,951)	(1,527)	(424)

Investment income	407	64	343	218	38	180

General & administrative expenses:
Accounting fees	(269)	(251)	(18)	(134)	(113)	(21)
Legal and professional fees	(476)	(1,010)	534	(251)	(297)	46
Directors fees	(684)	(533)	(151)	(415)	(260)	(155)
Stock compensation expense	(10)	(10)	—	(5)	(5)	—
Corporate expenses	(363)	(392)	29	(170)	(194)	24
Total general & administrative expenses	(1,802)	(2,196)	394	(975)	(869)	(106)

Depreciation	(1,454)	(2,534)	1,080	(732)	(714)	(18)
Loss on investment in tenancy-in-common	(188)	(156)	(32)	(121)	(32)	(89)
Adjusted net income (loss)	206	(619)	825	(83)	231	(314)

Net (loss) gain on sale of Maryland properties	(446)	68,771	(69,217)	(203)	(1,232)	1,029
Net (loss) income	(240)	68,152	(68,392)	(286)	(1,001)	715

Net loss (income) attributable to noncontrolling interests in subsidiaries	756	(22,727)	23,483	383	649	(266)

Net income (loss) attributable to common equity	$516	$45,425	$(44,909)	$97	$(352)	$449

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

Index

Adjusted net income (loss) for the Current Six Months and Current Quarter was net income of $206,000 ($0.03 per share basic and diluted) and net loss of $83,000 (($0.01) per share basic and diluted), compared to a net loss of $619,000 (($0.09) per share basic and diluted) and net income of $231,000 ($0.03 per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a (loss) gain on sale of Maryland Properties.

The increase in adjusted net income for the Current Six Months was primarily driven by the following: (a) an increase in adjusted net income of approximately $669,000 (with a consolidated impact to FREIT of approximately $428,000) attributed to losses incurred in the prior year’s comparable period at the Maryland Properties sold in the Prior Year’s Six Months; (b) a decrease in General & Administrative expenses (“G&A”) of approximately $394,000 primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC of approximately $500,000 offset by an increase in director fees of approximately $151,000 primarily attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation (See Note 13 to FREIT’s condensed consolidated financial statements for additional details); (c) an increase in investment income of approximately $343,000 resulting from higher interest rates in the Current Six Months; (d) an increase in revenue, excluding the Maryland Properties sold, of approximately $330,000 (with a consolidated impact to FREIT of approximately $239,000); offset by (e) an increase in interest expense, excluding the Maryland Properties sold, of approximately $677,000 (with a consolidated impact to FREIT of approximately $264,000) primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property in the Current Six Months and an increase in the fixed interest rate on the loans for the Westwood Plaza and Wayne PSC properties due to the refinancing/modification of these loans; (f) an increase in total operating expenses at the residential properties, excluding the Icon property sold, of approximately $185,000 (with a consolidated impact to FREIT of approximately $104,000) resulting primarily from an overall increase in costs in the Current Year’s Six Months; and (g) an increase in the reserve for uncollectible expense at the commercial properties, excluding the Maryland Properties sold, of approximately $84,000 (with a consolidated impact to FREIT of approximately $50,000) resulting primarily from rental revenue being deemed uncollectible and classified from expense to a reduction in rental revenue in the Prior Year’s Six Months.

The decrease in adjusted net income for the Current Quarter was primarily driven by the following: (a) an increase in interest expense of approximately $425,000 (with a consolidated impact to FREIT of approximately $222,000) primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property in the Current Quarter and an increase in the fixed interest rate on the loans for the Westwood Plaza and Wayne PSC properties due to the refinancing/modification of these loans; (b) an increase in total operating expenses at the residential properties, excluding the Icon property sold, of approximately $170,000 (with a consolidated impact to FREIT of approximately $109,000) resulting primarily from an overall increase in costs in the Current Quarter; (c) an increase in the reserve for uncollectible expense at the commercial properties in the Current Quarter, excluding the Maryland Properties sold, of approximately $151,000 (with a consolidated impact to FREIT of approximately $63,000) resulting primarily from rental revenue being deemed uncollectible and classified from expense to a reduction in rental revenue in the Prior Year’s Quarter; (d) an increase in G&A of approximately $106,000 primarily driven by an increase in director fees of approximately $155,000 primarily attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation (See Note 13 to FREIT’s condensed consolidated financial statements for additional details); (e) an increase in loss on investment in tenancy-in-common of approximately $89,000; offset by (f) an increase in revenue, excluding the Maryland Properties sold, of approximately $250,000 (with a consolidated impact to FREIT of approximately $101,000); (g) an increase in adjusted net income of approximately $220,000 (with a consolidated impact to FREIT of approximately $168,000) attributed to losses incurred in the prior year’s comparable period at the Maryland Properties sold in the prior year; and (h) an increase in investment income of approximately $180,000 resulting from higher interest rates in the Current Quarter.

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

Index

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$3,172	$5,006	$(1,834)	-36.6%	$9,471	$10,833	$(1,362)	-12.6%	$12,643	$15,839
Reimbursements	1,142	1,232	(90)	-7.3%	(5)	23	(28)	-121.7%	1,137	1,255
Other	24	28	(4)	-14.3%	167	203	(36)	-17.7%	191	231
Total revenue	4,338	6,266	(1,928)	-30.8%	9,633	11,059	(1,426)	-12.9%	13,971	17,325
Operating expenses	2,488	3,919	(1,431)	-36.5%	4,337	4,687	(350)	-7.5%	6,825	8,606
Net operating income	$1,850	$2,347	$(497)	-21.2%	$5,296	$6,372	$(1,076)	-16.9%	7,146	8,719

Average Occupancy % *	65.6%	67.7%		-2.1%	97.2%	98.7%		-1.5%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(76)	(61)
Investment income	407	64
Net (loss) gain on sale of Maryland properties	(446)	68,771
General and administrative expenses	(1,802)	(2,196)
Loss on investment in tenancy-in-common	(188)	(156)
Depreciation	(1,454)	(2,534)
Financing costs	(3,827)	(4,455)
Net (loss) income	(240)	68,152
Net loss (income) attributable to noncontrolling interests in subsidiaries	756	(22,727)
Net income attributable to common equity	$516	$45,425

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,580	$1,430	$150	10.5%	$4,813	$4,636	$177	3.8%	$6,393	$6,066
Reimbursements	505	505	—	0.0%	(14)	(7)	(7)	100.0%	491	498
Other	(1)	10	(11)	-110.0%	81	92	(11)	-12.0%	80	102
Total revenue	2,084	1,945	139	7.1%	4,880	4,721	159	3.4%	6,964	6,666
Operating expenses	1,241	1,234	7	0.6%	2,197	2,046	151	7.4%	3,438	3,280
Net operating income	$843	$711	$132	18.6%	$2,683	$2,675	$8	0.3%	3,526	3,386

Average Occupancy % *	64.8%	66.6%		-1.8%	97.5%	98.5%		-1.0%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	(48)	(51)
Investment income	218	38
Net loss on sale of Maryland properties	(203)	(1,232)
General and administrative expenses	(975)	(869)
Loss on investment in tenancy-in-common	(121)	(32)
Depreciation	(732)	(714)
Financing costs	(1,951)	(1,527)
Net loss	(286)	(1,001)
Net loss attributable to noncontrolling interests in subsidiaries	383	649
Net income (loss) attributable to common equity	$97	$(352)

*	Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the six months ended April 30, 2022. See Note 7 to FREIT’s condensed consolidated financial statements for further details.

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Four of these properties are multi-tenanted retail centers and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland Properties.)

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 30.8% and increased by 7.1%, respectively, and NOI decreased by 21.2% and increased by 18.6%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties, excluding the Maryland Properties sold, for the Current Six Months and Current Quarter decreased by 2.1% and 1.8%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Six Months was primarily attributable to a decrease of approximately $2.1 million attributed to the Maryland Properties sold in the Prior Year’s Six Months offset by an increase of approximately $0.1 million primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Prior Year’s Six Months. The decrease in NOI for the Current Six Months was primarily attributable to net operating income recognized in the prior year’s comparable period attributed to the Maryland Properties sold in the Prior Year’s Six Months.

The increase in revenue for the Current Quarter was primarily attributable to an increase of approximately $60,000 attributed to true-ups to tenant billings for common area maintenance (“CAM”) incurred in the prior year’s period related to the Maryland Properties sold and an increase of approximately $0.1 million primarily attributed to rental revenue being deemed uncollectible and classified as a reduction in rental revenue in the Prior Year’s Quarter. The increase in NOI for the Current Quarter was primarily attributable to a decline in net operating losses incurred during the Prior Year’s Quarter from the Maryland Properties sold.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Prior Year’s Six Months. Same property revenue for the Current Six Months and Current Quarter increased by 3.4% and 4%, respectively, and same property NOI increased by 3.8% and decreased by 8.3%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	11,718	$26.86	$27.12	-1.0%	$—	$0.67

Non-comparable leases	2	3,384	$30.08	N/A	N/A	$—	$1.39

Total leasing activity	4	15,102

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter decreased by 12.9% and increased by 3.4%, respectively, and NOI decreased by 16.9% and increased by 0.3%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties, excluding the Icon at the Rotunda property sold, for the Current Six Months and Current Quarter decreased by 1.5% and 1%, respectively, as compared to the Prior Year’s comparable periods.

Index

The decrease in revenue for the Current Six Months was primarily attributable to the following: (a) a decrease of approximately $1.6 million attributed to the Icon at the Rotunda Property sold in the Prior Year’s Six Months; offset by (b) an increase of approximately $0.2 million primarily driven by an increase in base rents across most properties. The decrease in NOI for the Current Six Months was primarily attributable to the Icon at the Rotunda Property sold in the Prior Year’s Six Months.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across all properties. NOI for the Current Quarter remained relatively flat primarily attributed to an increase in total operating costs offsetting the increase in revenue.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda Property was excluded from same property results for all periods presented because this property was sold in the Prior Year’s Six Months. Same property revenue for the Current Six Months and Current Quarter increased by 2.2% and 3.6%, respectively, and same property NOI increased by 0.3% and decreased by 0.1%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,116 and $1,984, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $201,000 and $196,000, respectively.

Capital expenditures: FREIT tends to spend more in any given year on maintenance and capital improvements at its residential properties which were constructed more than 25 years ago (Steuben Arms, Berdan Court, Westwood Hills and Pierre Towers properties) than on its newer properties (Boulders, Regency and Station Place properties). Funds for these capital projects are available from cash flow from the property's operations and cash reserves.

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$2,499	$2,359	$1,288	$1,037
New	—	72	—	52
Variable rate mortgages:
1st Mortgages
Existing	1,056	1,217	538	265
New		—	—	—
Interest rate swap contracts breakage fee	—	213	—	—
Other	26	80	—	22
Total financing costs, gross	3,581	3,941	1,826	1,376
Amortization of mortgage costs	246	514	125	151
Total financing costs, net	$3,827	$4,455	$1,951	$1,527

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Six Months decreased by approximately $628,000, or 14.1%, compared to the Prior Year’s Six Months which was primarily attributable to the following: (a) a decline of approximately $1,304,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in the Prior Year’s Six Months; (b) a decline of approximately $70,000 attributed to the decrease in the fixed interest rate from 5.37% to 2.85% on the Boulders loan refinanced in December 2022; offset by (c) an increase of approximately $406,000 primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property as compared to the Prior Year’s Six Months; (d) an increase of approximately $283,000 primarily attributed to the increase in the fixed interest rate from 3.625% to 5% on the Wayne PSC loan refinanced in July 2022; and (e) an increase of approximately $97,000 attributed to the increase in the fixed interest rate from 4.75% to 7.5% on the Westwood Plaza loan modified effective February 2023.

Index

Total financing costs for the Current Quarter increased by approximately $424,000, or 27.8%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) an increase of approximately $213,000 primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property as compared to the Prior Year’s Quarter; (b) an increase of approximately $139,000 attributed to the increase in the fixed interest rate from 3.625% to 5% on the Wayne PSC loan refinanced in July 2022; and (c) an increase of approximately $106,000 attributed to the increase in the fixed interest rate from 4.75% to 7.5% on the Westwood Plaza loan modified effective February 2023.

(See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Six Months and Current Quarter was approximately $1,802,000 and $975,000, compared to $2,196,000 and $869,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Six Months of approximately $394,000 was primarily driven by a decline in legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC of approximately $500,000 offset by an increase in director fees of approximately $151,000 primarily attributed to the issuance of stock awards for services rendered and to be rendered in 2023, in lieu of cash compensation. The increase in G&A for the Current Quarter of approximately $106,000 was primarily driven by an increase in director fees of approximately $155,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023, in lieu of cash compensation. (See Note 13 to FREIT’s condensed consolidated financial statements for additional details related to the issuance of stock awards.)

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $1,454,000 and $732,000, compared to $2,534,000 and $714,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Six Months was primarily attributable to the Maryland Properties sold in the Prior Year’s Six Months. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland Properties.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $0.3 million for the Current Six Months compared to approximately $2.9 million for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2023, FREIT had cash, cash equivalents and restricted cash totaling $44.4 million, compared to $58.5 million at October 31, 2022. The decrease in cash in the Current Six Months was primarily attributable to $13 million in net cash used in financing activities, $1.4 million in net cash used in investing activities including capital expenditures offset by $0.3 million in net cash provided by operating activities. The decrease in cash, cash equivalents and restricted cash of approximately $14.1 million in the Current Six Months was primarily attributed to the following: (a) dividends paid of approximately $11.1 million; (b) deferred compensation paid to respective directors of approximately $2.3 million; (c) a distribution of additional net proceeds received from the sale of the Rotunda Property to the minority interest of approximately $1.8 million; (d) expenditures related to capital improvements on existing properties of approximately $0.9 million; (e) recurring repayment of mortgages of approximately $0.8 million; and (f) a distribution of additional net proceeds received from the sale of the Damascus Property to the minority interest of approximately $0.3 million; offset by (g) proceeds received from the exercise of stock options of approximately $1.2 million. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of April 30, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: After careful consideration of FREIT’s projected operating results and cash needs, the FREIT Board of Directors (“Board”) declared a dividend of approximately $372,000 ($0.05 per share) in the second quarter of Fiscal 2023 which will be paid on June 15, 2023 to stockholders of record on June 1, 2023. The Board will continue to evaluate the dividend on a quarterly basis.

Index

As of April 30, 2023, FREIT’s aggregate outstanding mortgage debt was $138.5 million, which bears a weighted average interest rate of 5.31% and an average life of approximately 2.2 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$25.0 (A)	$33.0	$38.9	$0.0	$0.0	$10.5	$26.0

	Includes the following:

	(A)	A loan on the Westwood Hills property, which is a residential property located in Westwood, New Jersey, in the amount of approximately $25 million. Pursuant to the loan agreement, this loan was extended for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. Westwood Hills is in the process of refinancing this loan with a new lender in the amount of $25,500,000 for a term of three (3) years and based on a fixed rate of interest of 6.05%. This financing is expected to close by August 2023. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.(See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2023 and October 31, 2022:

($ in Millions)	April 30, 2023	October 31, 2022

Fair Value	$134.1	$132.2

Carrying Value, Net	$137.2	$138.1

Fair values are estimated based on market interest rates at April 30, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2023, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.8 million, and a 1% decrease would increase the fair value by $2.9 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

On August 19, 2022, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of April 30, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 8.84%. Westwood Hills is in the process of refinancing this loan with a new lender in the amount of $25,500,000 for a term of three (3) years and based on a fixed rate of interest of 6.05%. This financing is expected to close by August 2023. Until such time as a definitive agreement is entered into, there can be no assurance this loan will be entered into.

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

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has a variable interest rate loan secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,420,000 at April 30, 2023) for the Regency swap and a notional amount of approximately $12,350,000 ($11,637,000 at April 30, 2023) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of operations for the six months ended April 30, 2022. (See Note 7 to FREIT’s condensed consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2023, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $423,000 for the Regency swap and $429,000 for the Station Place swap all of which have been included in FREIT’s condensed consolidated balance sheet as at April 30, 2023. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive (loss) income and for the six and three months ended April 30, 2023, FREIT recorded an unrealized loss of approximately $557,000 and $107,000, respectively, in the condensed consolidated statements of comprehensive (loss) income. For the six and three months ended April 30, 2022, FREIT recorded an unrealized gain of approximately $3,801,000 and $2,539,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

	For the Six Months Ended April 30,			For the Three Months Ended April 30,
	2023	2022		2023	2022
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share Amounts)
Funds From Operations ("FFO") (a)
Net (loss) income	$(240)	$68,152		$(286)	$(1,001)
Depreciation of consolidated properties	1,454	2,534		732	714
Amortization of deferred leasing costs	40	88		21	17
Distributions to non-controlling interests	— (b)	(525	)(c)	— (b)	(180)
Net loss (gain) on sale of Maryland properties	446	(68,771)		203	1,232
Adjustment to loss on investment in tenancy-in-common for depreciation	716	707		358	354
FFO	$2,416	$2,185		$1,028	$1,136

Per Share - Basic	$0.33	$0.31		$0.14	$0.16
Per Share - Diluted	$0.32	$0.31		$0.14	$0.16

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $2.1 million and $0.2 million for the six and three months ended April 30, 2023, respectively, related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.
(c) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million for the six months ended April 30, 2022 related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$2,416	$2,185		$1,028	$1,136
Deferred rents (Straight lining)	76	61		48	51
Capital Improvements - Apartments	(290)	(206)		(145)	(158)
AFFO	$2,202	$2,040		$931	$1,029

Per Share - Basic and Diluted	$0.30	$0.29		$0.13	$0.15

Weighted Average Shares Outstanding:
Basic	7,433	7,037		7,441	7,038
Diluted	7,440	7,108		7,446	7,038

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2023. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2023, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: June 14, 2023
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)