Form 10-Q
period 2023-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2023-09-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

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

(201) 488-6400

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTC Pink Market
Preferred Stock Purchase Rights(1)

(1)	Registered pursuant to Section 12 (b) of the Act pursuant to a form 8-A filed by the registrant on August 3, 2023. Until the Distribution Date (as defined in the registrant’s Stockholder Rights Agreement dated July 31, 2023) the Preferred Stock Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Stock Purchase Rights are attached.

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

As of September 14, 2023, the number of shares of common stock outstanding was 7,449,583.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2023	2022
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$94,237	$95,875
Construction in progress	717	688
Cash and cash equivalents	38,134	49,578
Investment in tenancy-in-common	18,177	18,798
Tenants' security accounts	978	1,038
Receivables arising from straight-lining of rents	699	790
Accounts receivable, net of allowance for doubtful accounts of $1,048 and $1,126 as of July 31, 2023 and October 31, 2022, respectively	610	802
Funds held in post-closing escrow	883	6,251
Prepaid expenses and other assets	4,855	3,176
Deferred charges, net	317	244
Interest rate swap contracts	1,241	1,409
Total Assets	$160,848	$178,649

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of July 31, 2023 and October 31, 2022	$138,093	$139,217
Less unamortized debt issuance costs	1,379	1,145
Mortgages payable, net	136,714	138,072

Deferred director compensation payable	-	2,317
Accounts payable and accrued expenses	1,523	1,306
Dividends payable	2,235	10,573
Tenants' security deposits	1,252	1,285
Deferred revenue	642	357
Total Liabilities	142,366	153,910

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	-	-
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,449,583 and 7,048,344 shares issued plus 0 and 272,882 vested share units granted to directors at July 31, 2023 and October 31, 2022, respectively	74	73
Additional paid-in-capital	32,074	30,635
Accumulated deficit	(9,252)	(6,208)
Accumulated other comprehensive income	1,241	1,409
Total Common Equity	24,137	25,909
Noncontrolling interests in subsidiaries	(5,655)	(1,170)
Total Equity	18,482	24,739
Total Liabilities and Equity	$160,848	$178,649

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$19,078	$22,095	$6,511	$6,317
Reimbursements	1,749	1,813	612	558
Sundry income	364	315	173	84
Total revenue	21,191	24,223	7,296	6,959

Expenses:
Operating expenses	8,317	9,185	3,242	2,489
Management fees	1,002	1,129	343	318
Real estate taxes	4,350	4,727	1,457	1,432
Depreciation	2,198	3,257	744	723
Total expenses	15,867	18,298	5,786	4,962

Investment income	682	183	275	119
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	(557)	-
Net realized gain on Wayne PSC interest rate swap termination	-	1,415	-	1,415
(Loss) gain on investment in tenancy-in-common	(231)	(99)	(43)	57
Interest expense including amortization of deferred financing costs	(5,858)	(6,229)	(2,031)	(1,774)
Net (loss) income	(1,086)	69,966	(846)	1,814

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,420)	434	(693)

Net income (loss) attributable to common equity	$104	$46,546	$(412)	$1,121

Earnings (loss) per share:
Basic	$0.01	$6.61	$(0.06)	$0.16
Diluted	$0.01	$6.56	$(0.06)	$0.16

Weighted average shares outstanding:
Basic	7,438	7,038	7,449	7,040
Diluted	7,444	7,110	7,449	7,114

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net (loss) income	$(1,086)	$69,966	$(846)	$1,814

Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap contracts before reclassifications	258	2,994	562	(87)
Amount reclassified from accumulated other comprehensive income to realized gain on termination of interest rate swap contract	-	(1,415)	-	(1,415)
Amount reclassified from accumulated other comprehensive income to interest expense	(426)	829	(173)	109
Net unrealized (loss) gain on interest rate swap contracts	(168)	2,408	389	(1,393)
Comprehensive (loss) income	(1,254)	72,374	(457)	421

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,420)	434	(693)

Other comprehensive loss (income):
Unrealized (gain) loss on interest rate swap contracts attributable to noncontrolling interests in subsidiaries	-	(292)	-	723
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,712)	434	30

Comprehensive (loss) income attributable to common equity	$(64)	$48,662	$(23)	$451

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2023

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands of Dollars)
Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			5			5		5

Vested share units granted to Directors	2		26			26		26

Stock options exercised	113	1	1,225			1,226		1,226

Distributions to noncontrolling interests in subsidiaries						-	(1,850)	(1,850)

Net income (loss)				419		419	(373)	46

Dividends declared				(541)		(541)		(541)

Net unrealized loss on interest rate swap contracts					(450)	(450)		(450)

Balance at January 31, 2023	7,436	74	31,891	(6,330)	959	26,594	(3,393)	23,201

Stock based compensation expense			5			5		5

Stock awards granted to Directors	9		140			140		140

Stock options exercised	1		7			7		7

Distributions to noncontrolling interests in subsidiaries						-	(204)	(204)

Net income (loss)				97		97	(383)	(286)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(107)	(107)		(107)

Balance at April 30, 2023	7,446	74	32,043	(6,605)	852	26,364	(3,980)	22,384

Stock based compensation expense			1			1		1

Stock options exercised	4		30			30		30

Distributions to noncontrolling interests in subsidiaries						-	(1,241)	(1,241)

Net loss				(412)		(412)	(434)	(846)

Dividends declared				(2,235)		(2,235)		(2,235)

Net unrealized gain on interest rate swap contracts					389	389		389

Balance at July 31, 2023	7,450	$74	$32,074	$(9,252)	$1,241	$24,137	$(5,655)	$18,482

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
	(In Thousands of Dollars)
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

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	July 31,
	2023	2022
	(In Thousands of Dollars)
Operating activities:
Net (loss) income	$(1,086)	$69,966
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) on sale of Maryland properties	1,003	(68,771)
Depreciation	2,198	3,257
Amortization	437	920
Stock based compensation expense	11	15
Director fees and related interest paid in stock units	26	91
Stock award granted to Directors	140	-
Loss on investment in tenancy-in-common	231	99
Deferred rents - straight line rent	91	25
Deferred real estate tax appeal fees	-	35
Bad debt expense	26	363
Changes in operating assets and liabilities:
Tenants' security accounts	(33)	(745)
Accounts receivable, prepaid expenses and other assets	248	2,420
Accounts payable, accrued expenses and deferred director compensation payable	(1,694)	(925)
Deferred revenue	285	(770)
Due to affiliate - accrued interest	-	(47)
Deferred interest on mortgages	-	(136)
Net cash provided by operating activities	1,883	5,797
Investing activities:
(Cash outlays) proceeds from sale of Maryland properties, net	(844)	245,763
Proceeds from payment of secured loans receivable inclusive of accrued interest	-	5,316
Capital improvements - existing properties	(1,154)	(948)
Deferred leasing costs	(140)	(116)
Distribution from investment in tenancy-in-common	390	357
Net cash (used in) provided by investing activities	(1,748)	250,372
Financing activities:
Repayment of mortgages	(1,124)	(194,036)
Proceeds from mortgage loan refinancing	-	32,500
Proceeds from exercise of stock options	1,263	-
Deferred financing costs	(604)	(692)
Due to affiliate - loan proceeds	-	300
Due to affiliate - loan repayment	-	(3,505)
Dividends paid	(11,486)	(2,058)
Distributions to noncontrolling interests in subsidiaries	(3,295)	(20,090)
Net cash used in financing activities	(15,246)	(187,581)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,111)	68,588
Cash, cash equivalents and restricted cash, beginning of period	58,500	39,045
Cash, cash equivalents and restricted cash, end of period	$43,389	$107,633

Supplemental disclosure of cash flow data:
Interest paid	$5,461	$5,485

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of Maryland properties	$159	$-
Accrued capital expenditures, construction costs and pre-development costs	$38	$26
Financing activities:
Dividends declared but not paid	$2,235	$-
Dividends paid in share units	$-	$35

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$38,134	$98,307
Tenants' security accounts	978	1,038
Funds held in post-closing escrow	883	6,251
Mortgage escrows (included in prepaid expenses and other assets)	3,394	2,037
Total cash, cash equivalents and restricted cash	$43,389	$107,633

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2022.

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

Note 3 – Dividends and earnings (loss) per share:

The FREIT Board of Directors (“Board”) declared a total dividend of approximately $2,235,000 ($0.30 per share) in the third quarter of Fiscal 2023, which was composed of an ordinary dividend of $0.05 per share and a special dividend of $0.25 per share to distribute funds released in Fiscal 2023 from a post-closing rent escrow established in connection with the sale of FREIT’s Maryland properties. The total dividend of $0.30 per share will be paid on September 15, 2023 to holders of record of said shares at the close of business on September 1, 2023. The Board will continue to evaluate the dividend on a quarterly basis.

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares and vested share units (See Note 14) outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the nine and three months ended July 31, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 6,000 and 0 shares, respectively, with no impact on earnings (loss) per share. For the nine and three months ended July 31, 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 72,000 and 74,000 shares, respectively, with an impact of approximately $0.05 and $0.00, respectively, on earnings per share. There were no anti-dilutive shares for the nine and three months ended July 31, 2023. There were approximately 268,000 anti-dilutive shares for both the nine and three months ended July 31, 2022. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

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

For the nine and three months ended July 31, 2023, FREIT recorded an unrealized loss of approximately $168,000 and unrealized gain of $389,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these cash flow hedges during such periods. For the nine and three months ended July 31, 2022, FREIT recorded an unrealized gain of approximately $2,408,000 and unrealized loss of $1,393,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these cash flow hedges during such periods. As of July 31, 2023, there was an asset of approximately $526,000 for the Regency swap and $715,000 for the Station Place swap. As of October 31, 2022, there was an asset of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap.

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

FREIT’s investment in the TIC was approximately $18.2 million and $18.8 million at July 31, 2023 and October 31, 2022, respectively. For the nine and three months ended July 31, 2023, FREIT recognized a loss on investment in TIC of approximately $231,000 and $43,000, respectively, in the accompanying condensed consolidated statements of operations. For the nine and three months ended July 31, 2022, FREIT recognized a loss on investment in TIC of approximately $99,000 and a gain on investment in TIC of approximately $57,000, in the accompanying condensed consolidated statements of income.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $313,000 and $105,000 for the nine and three months ended July 31, 2023, respectively, and $298,000 and $101,000 for the nine and three months ended July 31, 2022, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $51,000 for both the nine and three months ended July 31, 2023 and $40,000 for both the nine and three months ended July 31, 2022.

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2023 and October 31, 2022, accounted for by the equity method:

	July 31,	October 31,
	2023	2022
	(In Thousands of Dollars)

Real estate, net	$74,547	$76,042
Cash and cash equivalents	2,034	2,051
Tenants' security accounts	463	454
Receivables and other assets	502	583
Total assets	$77,546	$79,130

Mortgages payable, net of unamortized debt issuance costs	$48,799	$49,425
Accounts payable and accrued expenses	126	178
Tenants' security deposits	472	462
Deferred revenue	184	145
Equity	27,965	28,920
Total liabilities & equity	$77,546	$79,130

FREIT's investment in TIC (65% interest)	$18,177	$18,798

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2023 and 2022, accounted for by the equity method:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$6,196	$5,990	$2,100	$2,067
Operating expenses	3,700	3,307	1,215	1,032
Depreciation	1,655	1,634	554	547
Operating income	841	1,049	331	488

Interest expense including amortization of deferred financing costs	1,196	1,201	397	400

Net (loss) income	$(355)	$(152)	$(66)	$88

FREIT's (loss) income on investment in TIC (65% interest)	$(231)	$(99)	$(43)	$57

Note 6 – Termination of Purchase and Sale Agreement:

On July 19, 2023, First Real Estate Investment Trust of New Jersey, Inc. and certain of its affiliates (collectively, “FREIT”) filed a complaint (the “Complaint”) in the Superior Court of New Jersey, Monmouth County, Chancery Division (the “Court”), against Kushner Companies LLC (“Kushner”) seeking to collect on a $3.42 million judgment entered by the Court in favor of FREIT against Sinatra Properties, LLC (“Sinatra”), a wholly owned subsidiary of defendant, Kushner. Sinatra defaulted on an agreement with FREIT (the “Purchase Agreement”) by refusing to close the purchase of certain properties at the agreed upon time and then sued FREIT for specific performance to enforce the sale. The Court rejected Sinatra’s bid for specific performance, found that Sinatra breached the Purchase Agreement and entered a judgment in favor of FREIT for $3.42 million for recovery of attorneys’ fees and expenses (the “Judgment”). As previously reported, the Court denied FREIT’s claim for liquidated damages resulting from Sinatra’s breach in the amount of $15,000,000. Both FREIT and Sinatra appealed the Court’s rulings adverse to it.

The Complaint alleges that Kushner used Sinatra as a shell to evade its debts and obligations, and asks the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement, including the attorneys’ fees awarded to FREIT, all costs incurred by FREIT to enforce the Judgment and any additional fees awarded to FREIT in connection with the pending appeal.

As previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through July 31, 2023 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and won a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

Through the quarter ended July 31, 2023, the $15 million deposit and the $3.42 million award for recovery of attorney’s fee have not been included in income in the accompanying condensed consolidated statements of operations. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $798,000 and $407,000 for the nine and three months ended July 31, 2023, respectively, and $1,135,000 and $243,000 for the nine and three months ended July 31, 2022, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.2 million (inclusive of approximately $4.6 million in funds released during the nine months ended July 31, 2023 and $1.9 million in funds released in Fiscal 2022 from the Maryland Purchaser Escrow Payment), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of July 31, 2023, approximately $6,547,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1 million and $0.6 million for the nine and three months ended July 31, 2023, respectively, and $1.2 million and $0 for the nine and three months ended July 31, 2022, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.9 million and $6.3 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of July 31, 2023 and October 31, 2022, respectively. These funds held in post-closing escrow are anticipated to be released in Fiscal 2024. The sale of the Maryland Properties resulted in a net gain of approximately $67.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45 million) which includes approximately $7.4 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

On July 12, 2023, FREIT’s Board declared an ordinary dividend of $0.05 per share and a special dividend of $0.25 per share to distribute funds released in Fiscal 2023 from a post-closing rent escrow established in connection with the sale its portfolio of Maryland Properties. The total dividend of $0.30 per share will be paid on September 15, 2023 to holders of record of said shares at the close of business on September 1, 2023.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates, except for the office building at the Rotunda Property, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) has been renewed and will expire on October 31, 2025. The Management Agreement is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,002,000 and $1,108,000 for the nine months ended July 31, 2023 and 2022, respectively, and $343,000 and $318,000 for the three months ended July 31, 2023 and 2022, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $477,000 and $515,000 for the nine months ended July 31, 2023 and 2022, respectively, and $155,000 and $167,000 for the three months ended July 31, 2023 and 2022, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $166,000 and $164,000 for the nine months ended July 31, 2023 and 2022, respectively, and $101,000 and $105,000 for the three months ended July 31, 2023 and 2022, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the nine and three months ended July 31, 2023 were approximately $180,000 and $159,000, respectively, and for the nine and three months ended July 31, 2022 were approximately $6,388,000 and $94,000, respectively. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of operations for the nine and three months ended July 31, 2023 and 2022. The commissions for the refinancing of the loan on the Boulders property and on the Preakness Shopping Center and the modification and extension of the loan on the Westwood Plaza property were accounted for as deferred mortgage costs and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of July 31, 2023 and October 31, 2022.

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

Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the nine months ended July 31, 2023 and 2022 was approximately $479,000 and $429,000, respectively, for Robert S. Hekemian, Jr., $32,000 and $30,000, respectively, for Allan Tubin and $61,000 and $43,000, respectively, for David Hekemian. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the three months ended July 31, 2023 and 2022 was approximately $165,000 and $150,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $10,000, respectively, for Allan Tubin and $15,000 and $13,000, respectively, for David Hekemian (See Notes 13 and 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Note 9 – Mortgage financings and line of credit:

On August 19, 2022, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of July 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 9.21%. On August 3, 2023, this loan was refinanced with a new loan in the amount of $25,500,000. (See Note 18 for additional details.)

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

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, on its Preakness Shopping Center located in Wayne, New Jersey with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which has been recorded as a realized gain on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 4 for additional details.) As of July 31, 2023, the interest reserve escrow account has a balance of approximately $933,000.

On December 30, 2021, FREIT refinanced its $14.4 million loan secured by its Boulders property located in Rockaway, New Jersey (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing will provide annual debt service savings of approximately $1,173,000 as a result of the reduction in the principal amount, a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan. As of July 31, 2023, $7,500,000 of this loan was drawn and outstanding.

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2023. FREIT is currently working with the bank to complete its due diligence around the renewal/extension of the credit line. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2023 and October 31, 2022:

($ in Millions)	July 31, 2023	October 31, 2022

Fair Value	$132.7	$132.2

Carrying Value, Net	$136.7	$138.1

Fair values are estimated based on market interest rates at July 31, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the nine and three months ended July 31, 2023 and 2022. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$6,613	$8,445	$2,275	$2,179
Residential	14,669	15,803	5,036	4,744
Total real estate rental revenue	21,282	24,248	7,311	6,923

Real estate operating expenses:
Commercial	3,782	5,146	1,294	1,227
Residential	6,526	6,788	2,189	2,101
Total real estate operating expenses	10,308	11,934	3,483	3,328

Net operating income:
Commercial	2,831	3,299	981	952
Residential	8,143	9,015	2,847	2,643
Total net operating income	$10,974	$12,314	$3,828	$3,595

Recurring capital improvements - residential	$(407)	$(401)	$(117)	$(195)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$10,974	$12,314	$3,828	$3,595
Deferred rents - straight lining	(91)	(25)	(15)	36
Investment income	682	183	275	119
General and administrative expenses	(3,361)	(3,107)	(1,559)	(911)
Loss (gain) on investment in tenancy-in-common	(231)	(99)	(43)	57
Depreciation	(2,198)	(3,257)	(744)	(723)
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	(557)	-
Net realized gain on Wayne PSC interest rate swap contract termination	-	1,415	-	1,415
Financing costs	(5,858)	(6,229)	(2,031)	(1,774)
Net (loss) income	(1,086)	69,966	(846)	1,814
Net loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,420)	434	(693)
Net income (loss) attributable to common equity	$104	$46,546	$(412)	$1,121

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2023. FREIT distributed approximately 143.8% of its ordinary taxable income and 100% of its capital gains from the sale of the Maryland Properties to its stockholders as dividends for the fiscal year ended October 31, 2022. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains were recorded in FREIT’s condensed consolidated financial statements for the nine and three months ended July 31, 2023 and 2022.

As of July 31, 2023, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2020 remain open to examination by the major taxing jurisdictions.

Note 13 – Equity Incentive Plan:

On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan (the “Plan”), the Compensation Committee of the FREIT Board of Directors (the “Board”) recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

As of July 31, 2023, 443,030 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the nine and three months ended July 31, 2023 and 2022:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023		2023
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	126,140	$10.64	12,240	$8.84
Options granted during period	-	-	-	-
Options forfeited/cancelled during period	-	-	-	-
Options exercised during period	(117,700)	(10.74)	(3,800)	(8.00)
Options outstanding at end of period	8,440	$9.21	8,440	$9.21
Options vested and expected to vest	8,290		8,290
Options exercisable at end of period	7,440		7,440

	Nine and Three Months Ended July 31, 2022
	No. of Options	Weighted Average
	Outstanding	Price
Options outstanding at beginning of period	310,740	$18.35
Options granted during period	-	-
Options forfeited/cancelled during period	-	-
Options exercised during period	-	-
Options outstanding at end of period	310,740	$18.35
Options vested and expected to vest	309,450
Options exercisable at end of period	301,140

For the nine and three months ended July 31, 2023, compensation expense related to stock options vested amounted to approximately $10,000 and $1,000, respectively. For the nine and three month periods ended July 31, 2022, compensation expense related to stock options vested amounted to approximately $15,000 and $5,000, respectively. At July 31, 2023, there was approximately $1,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.6 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at July 31, 2023 was approximately $81,000 and $71,000, respectively. For the nine and three months ended July 31, 2023, 117,700 and 3,800 options, respectively, were exercised for an aggregate amount of approximately $1.3 million and $30,000, respectively. There were no options exercised for the nine and three months ended July 31, 2022.

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

For the nine month periods ended July 31, 2023 and 2022, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500 and $126,600, respectively, which have been paid through the issuance of 1,630 and 5,163 vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the nine month periods ended July 31, 2023 and 2022, FREIT has charged as expense approximately $26,500 and $91,300, respectively, representing deferred director fees and interest, and the balance of approximately $0 and $35,300, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

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

As of October 31, 2022, the total payment related to each participant’s cash account was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the condensed consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. As of July 31, 2023, there were no remaining vested share units to be paid in the form of the issuance of stock.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of July 31, 2023, is as follows:

Year Ending October 31,	Amount
2023	$5,654
2024	4,896
2025	4,015
2026	3,156
2027	2,017
Thereafter	4,221
Total	$23,959

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three months ended July 31, 2023 and 2022 were not material.

Residential tenants:

Lease terms for residential tenants are usually one to two years.

Note 16 – Stockholder Rights Plan:

On July 28, 2023, FREIT’s Board adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on August 11, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $95.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement.

Initially, the Rights are not exercisable and are attached to and trade with all shares of Common Stock outstanding as of, and issued subsequent to, the Record Date. The Rights will separate from the Common Stock and will become exercisable upon the earlier of (i) the close of business on the tenth calendar day following the first public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 10% or more of the outstanding shares of Common Stock, other than as a result of repurchases of stock by the Company or certain inadvertent actions by a stockholder (the date of said announcement being referred to as the “Stock Acquisition Date”), or (ii) the close of business on the tenth business day (or such later day as the Board of Directors may determine) following the commencement of a tender offer or exchange offer that could result upon its consummation in a person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”).

Note 17 – Kmart Lease:

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet their space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. Management’s review of the Kmart space has determined that this space has a current rental market value of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes these increased rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 23, 2023. Thus, FREIT will now have full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. While management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased.

Note 18 – Subsequent Event:

On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) secured by its residential property located in Westwood, New Jersey with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (as of July 31, 2023) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The economic and financial environment: As of July 2023, the annual inflation rate was 3.2% and the U.S. unemployment rate was 3.5%. Though the inflation rate has declined significantly from a 40-year high in June 2022 of 9.1%, this month halted the twelve consecutive months of declines as the rate increased slightly from the rate of 3% in June 2023. In an effort to lower inflation, the Federal Reserve has continued to raise interest rates. In July 2023, the Federal Reserve raised the interest rate to 5.50%, its highest rate level since 2001. The pace at which it continues to raise the interest rates is uncertain, especially if inflation begins to rebound, leading to uncertainties in the financing market and a volatile economy.

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

Kmart lease: On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet their space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. Management’s review of the Kmart space has determined that this space has a current rental market value of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes these increased rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 23, 2023. Thus, FREIT will now have full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. While management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s condensed consolidated financial statements for further details.)

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms.

On August 19, 2022, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of July 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 9.21%. On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (as of July 31, 2023) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000. (See Notes 9 and 18 to FREIT’s condensed consolidated financial statements for further details.)

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

Stockholder Rights Plan: On July 28, 2023, FREIT’s Board adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on August 11, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $95.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement. The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2026, unless previously redeemed or exchanged by the Company. (See Note 16 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022, have been applied consistently as of July 31, 2023, and for the nine and three months ended July 31, 2023 and 2022. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2023 (“Current Nine Months”) decreased 12.5% to $21,191,000 compared to $24,223,000 for the nine months ended July 31, 2022 (“Prior Year’s Nine Months”). Real estate revenue for the three months ended July 31, 2023 (“Current Quarter”) increased 4.8% to $7,296,000 compared to $6,959,000 for the three months ended July 31, 2022 (“Prior Year’s Quarter”).

The decrease in revenue for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $3.6 million attributed to the Maryland Properties sold in the Prior Year’s Nine Months; offset by (b) an increase from the residential segment of approximately $0.5 million primarily driven by an increase in base rents across all properties; and (c) an increase from the commercial segment of approximately $0.1 million primarily attributed to a reduction in rental revenue in the Prior Year’s Nine Months from a tenant being deemed collectability constrained.

The increase in revenue for the Current Quarter was primarily attributable to the following: (a) an increase from the residential segment of approximately $0.3 million primarily driven by an increase in base rents across all properties; and (b) a distribution from the bankruptcy court in the amount of approximately $81,000 related to unpaid claims filed for a former tenant at the Rotunda retail property.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Nine Months and Current Quarter was net income of $104,000 ($0.01 per share basic and diluted) and net loss of $412,000 (($0.06) per share basic and diluted), compared to net income of $46,546,000 ($6.61 per share basic and $6.56 per share diluted) and $1,121,000 ($0.16 per share basic and diluted), for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the nine and three months ended July 31, 2023 and 2022:

NON-GAAP NET INCOME (LOSS) COMPONENTS	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2023	2022	Change	2023	2022	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$2,740	$3,274	$(534)	$966	$988	$(22)
Residential properties	8,143	9,015	(872)	2,847	2,643	204
Total income from real estate operations	10,883	12,289	(1,406)	3,813	3,631	182

Financing costs:
Fixed rate mortgages	(3,822)	(3,545)	(277)	(1,323)	(1,114)	(209)
Floating rate mortgages	(1,640)	(1,550)	(90)	(584)	(333)	(251)
Interest rate swap contracts breakage fee	-	(213)	213	-	-	-
Other - corporate interest	(26)	(108)	82	-	(28)	28
Mortgage cost amortization	(370)	(813)	443	(124)	(299)	175
Total financing costs	(5,858)	(6,229)	371	(2,031)	(1,774)	(257)

Investment income	682	183	499	275	119	156

General & administrative expenses:
Accounting fees	(390)	(367)	(23)	(121)	(116)	(5)
Legal and professional fees	(934)	(1,322)	388	(458)	(312)	(146)
Directors fees	(981)	(792)	(189)	(297)	(259)	(38)
Stock compensation expense	(10)	(15)	5	-	(5)	5
Corporate expenses	(1,046)	(611)	(435)	(683)	(219)	(464)
Total general & administrative expenses	(3,361)	(3,107)	(254)	(1,559)	(911)	(648)

Depreciation	(2,198)	(3,257)	1,059	(744)	(723)	(21)
(Loss) Gain on investment in tenancy-in-common	(231)	(99)	(132)	(43)	57	(100)
Adjusted net (loss) income	(83)	(220)	137	(289)	399	(688)

Net realized gain on Wayne PSC interest rate swap termination	-	1,415	(1,415)	-	1,415	(1,415)
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	(69,774)	(557)	-	(557)
Net (loss) income	(1,086)	69,966	(71,052)	(846)	1,814	(2,660)

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,420)	24,610	434	(693)	1,127

Net income (loss) attributable to common equity	$104	$46,546	$(46,442)	$(412)	$1,121	$(1,533)

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

Adjusted net (loss) income for the Current Nine Months and Current Quarter was net loss of $83,000 (($0.01) per share basic and diluted) and net loss of $289,000 (($0.04) per share basic and diluted), compared to a net loss of $220,000 (($0.03) per share basic and diluted) and net income of $399,000 ($0.06 per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a (loss) gain on sale of Maryland Properties; a realized gain on the Wayne PSC interest rate swap contract termination in Fiscal 2022.

The decrease in adjusted net loss for the Current Nine Months was primarily driven by the following: (a) an increase in adjusted net income of approximately $748,000 (with a consolidated impact to FREIT of approximately $496,000) attributed to losses incurred in the prior year’s comparable period at the Maryland Properties sold in the Prior Year’s Nine Months; (b) an increase in revenue, excluding the Maryland Properties sold, of approximately $586,000 (with a consolidated impact to FREIT of approximately $447,000); and (c) an increase in investment income of approximately $499,000 resulting from higher interest rates in the Current Nine Months; offset by (d) an increase in interest expense, excluding the Maryland Properties sold, of approximately $933,000 (with a consolidated impact to FREIT of approximately $416,000) primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property in the Current Nine Months and an increase in the fixed interest rate on the loans for the Westwood Plaza and Wayne PSC properties due to the refinancing/modification of these loans; (e) an increase in total operating expenses at the residential properties, excluding the Icon property sold, of approximately $287,000 (with a consolidated impact to FREIT of approximately $154,000) resulting primarily from an increase in repairs and maintenance expense and management fee expense in the Current Year’s Nine Months; (f) an increase in General & Administrative expenses (“G&A”) of approximately $254,000 driven by an increase in corporate expenses of approximately $435,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan (See Note 16 to FREIT’s condensed consolidated financial statements for additional details) and an increase in FREIT’s director fees of approximately $189,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation and an increase in executive compensation (See Note 13 to FREIT’s condensed consolidated financial statements for additional details) offset by a decline in legal costs of approximately $388,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (g) an increase in the total operating expenses at the commercial properties, excluding the Maryland Properties sold, of approximately $132,000 (with a consolidated impact to FREIT of approximately $106,000) resulting primarily from an increase in repairs and maintenance expense and expense for uncollectible rents in the Current Year’s Nine Months; and (h) an increase in loss on investment in tenancy-in-common of approximately $132,000.

The increase in adjusted net loss for the Current Quarter was primarily driven by the following: (a) an increase in G&A of approximately $648,000 primarily driven by an increase in corporate expenses of approximately $464,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan and an increase in legal costs of approximately $146,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in interest expense of approximately $257,000 (with a consolidated impact to FREIT of approximately $161,000) primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property in the Current Quarter and an increase in the fixed interest rate on the loan for the Westwood Plaza property due to the modification of this loan; (c) an increase in repairs and maintenance expense of approximately $138,000 (with a consolidated impact to FREIT of approximately $110,000); and (d) an increase in loss on investment in tenancy-in-common of approximately $100,000; offset by (e) an increase in revenue of approximately $337,000 (with a consolidated impact to FREIT of approximately $255,000); and (f) an increase in investment income of approximately $156,000 resulting from higher interest rates in the Current Quarter.

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,756	$6,624	$(1,868)	-28.2%	$14,413	$15,496	$(1,083)	-7.0%	$19,169	$22,120
Reimbursements	1,752	1,793	(41)	-2.3%	(3)	20	(23)	-115.0%	1,749	1,813
Other	105	28	77	275.0%	259	287	(28)	-9.8%	364	315
Total revenue	6,613	8,445	(1,832)	-21.7%	14,669	15,803	(1,134)	-7.2%	21,282	24,248
Operating expenses	3,782	5,146	(1,364)	-26.5%	6,526	6,788	(262)	-3.9%	10,308	11,934
Net operating income	$2,831	$3,299	$(468)	-14.2%	$8,143	$9,015	$(872)	-9.7%	10,974	12,314

Average Occupancy % *	65.4%	67.1%		-1.7%	97.1%	98.4%		-1.3%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(91)	(25)
Investment income	682	183
Net (loss) gain on sale of Maryland properties	(1,003)	68,771
Net realized gain on Wayne PSC interest rate swap contract termination	-	1,415
General and administrative expenses	(3,361)	(3,107)
Loss on investment in tenancy-in-common	(231)	(99)
Depreciation	(2,198)	(3,257)
Financing costs	(5,858)	(6,229)
Net (loss) income	(1,086)	69,966
Net loss (income) attributable to noncontrolling interests in subsidiaries	1,190	(23,420)
Net income attributable to common equity	$104	$46,546

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,584	$1,618	$(34)	-2.1%	$4,942	$4,663	$279	6.0%	$6,526	$6,281
Reimbursements	610	561	49	8.7%	2	(3)	5	166.7%	612	558
Other	81	-	81	100.0%	92	84	8	9.5%	173	84
Total revenue	2,275	2,179	96	4.4%	5,036	4,744	292	6.2%	7,311	6,923
Operating expenses	1,294	1,227	67	5.5%	2,189	2,101	88	4.2%	3,483	3,328
Net operating income	$981	$952	$29	3.0%	$2,847	$2,643	$204	7.7%	3,828	3,595

Average Occupancy % *	65.1%	65.9%		-0.8%	96.8%	97.8%		-1.0%

Reconciliation to condensed consolidated net (loss) income-common equity:
Deferred rents - straight lining	(15)	36
Investment income	275	119
Net loss on sale of Maryland properties	(557)	-
Net realized gain on Wayne PSC interest rate swap contract termination	-	1,415
General and administrative expenses	(1,559)	(911)
(Loss) Gain on investment in tenancy-in-common	(43)	57
Depreciation	(744)	(723)
Financing costs	(2,031)	(1,774)
Net (loss) gain	(846)	1,814
Net loss (income) attributable to noncontrolling interests in subsidiaries	434	(693)
Net (loss) income attributable to common equity	$(412)	$1,121

* Average occupancy rate excludes the Rotunda Property, the Damascus Property and the Westridge Square Property from all periods presented as the properties were sold in the nine months ended July 31, 2022. See Note 7 to FREIT’s condensed consolidated financial statements for further details.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 21.7% and increased by 4.4%, respectively, and NOI decreased by 14.2% and increased by 3.0%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties, excluding the Maryland Properties sold, for the Current Nine Months and Current Quarter decreased by 1.7% and 0.8%, respectively, as compared to the Prior Year’s comparable periods.

The decline in revenue for the Current Nine Months was primarily attributable to a decrease of approximately $2 million attributed to the Maryland Properties sold in the Prior Year’s Nine Months offset by an increase of approximately $0.1 million primarily attributed to a reduction in rental revenue in the Prior Year’s Nine Months from a tenant being deemed collectability constrained. The decrease in NOI for the Current Nine Months was primarily attributable to a decline of approximately $0.5 million attributed to net operating income recognized in the prior year’s comparable period attributed to the Maryland Properties sold in the Prior Year’s Nine Months and an increase of approximately $68,000 in repairs and maintenance expense in the Current Year’s Nine Months.

The increase in revenue and NOI for the Current Quarter was primarily attributable to a distribution from the bankruptcy court in the amount of approximately $81,000 related to claims filed for a former tenant at the Rotunda retail property.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in the Prior Year’s Nine Months. Same property revenue for the Current Nine Months and Current Quarter increased by 2.4% and 0.6%, respectively, and same property NOI increased by 0.8% and decreased by 4.4%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	4	13,928	$26.88	$27.13	-0.9%	$-	$0.73

Non-comparable leases	2	3,384	$30.08	N/A	N/A	$-	$1.39

Total leasing activity	6	17,312

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the initial lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet their space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. Management’s review of the Kmart space has determined that this space has a current rental market value of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes these increased rent amounts if achieved will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 23, 2023. Thus, FREIT will now have full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. While management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased.

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter decreased by 7.2% and increased by 6.2%, respectively, and NOI decreased by 9.7% and increased by 7.7%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties, excluding the Icon at the Rotunda property sold, for the Current Nine Months and Current Quarter decreased by 1.3% and 1%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $1.6 million attributed to the Icon at the Rotunda Property sold in the Prior Year’s Nine Months; offset by (b) an increase of approximately $0.5 million primarily driven by an increase in base rents across all properties, excluding the Icon. The decrease in NOI for the Current Nine Months was primarily attributable to the following: (a) a decrease of approximately $1.1 million attributed to the Icon at the Rotunda Property sold in the Prior Year’s Nine Months; (b) an increase in total operating expenses of approximately $0.3 million, excluding the Icon, resulting primarily from an increase in repairs and maintenance expense and an increase in management fee expense due to higher rents being collected in the Current Year’s Nine Months; offset by (c) an increase of approximately $0.5 million in revenue, excluding the Icon.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across all properties. The increase in NOI for the Current Quarter was primarily attributable to the increase in revenue of approximately $0.3 million offset by an increase in total operating expenses of approximately $0.1 million primarily driven by an increase in repairs and maintenance expense and an increase in management fee expense due to higher rents being collected in the Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda Property was excluded from same property results for all periods presented because this property was sold in the Prior Year’s Nine Months. Same property revenue for the Current Nine Months and Current Quarter increased by 3.5% and 6.2%, respectively, and same property NOI increased by 2.7% and 7.6%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,154 and $2,006, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $205,000 and $196,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2023	2022	2023	2022
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,822	$3,383	$1,323	$1,024
New	-	162	-	90
Variable rate mortgages:
1st Mortgages
Existing	1,640	1,550	584	333
New	-	-	-	-
Interest rate swap contracts breakage fee	-	213	-	-
Other	26	108	-	28
Total financing costs, gross	5,488	5,416	1,907	1,475
Amortization of mortgage costs	370	813	124	299
Total financing costs, net	$5,858	$6,229	$2,031	$1,774

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total financing costs for the Current Nine Months decreased by approximately $371,000, or 6%, compared to the Prior Year’s Nine Months which was primarily attributable to the following: (a) a decline of approximately $1,304,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in the Prior Year’s Nine Months; (b) a decline of approximately $82,000 in other interest expense attributed to the payment of the deferred fee compensation to FREIT’s directors in the Current Nine Months; (c) a decline of approximately $69,000 attributed to the decrease in the fixed interest rate from 5.37% to 2.85% on the Boulders loan refinanced in December 2022; offset by (d) an increase of approximately $596,000 primarily attributed to the increase in the variable interest rate on the loan for the Westwood Hills property as compared to the Prior Year’s Nine Months; (e) an increase of approximately $270,000 primarily attributed to the increase in the fixed interest rate from 3.625% to 5% on the Wayne PSC loan refinanced in July 2022; and (f) an increase of approximately $214,000 attributed to the increase in the fixed interest rate from 4.75% to 7.5% on the Westwood Plaza loan modified effective February 2023.

Total financing costs for the Current Quarter increased by approximately $257,000, or 14.5%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) an increase of approximately $191,000 attributed to the increase in the variable interest rate on the loan for the Westwood Hills property as compared to the Prior Year’s Quarter; and (b) an increase of approximately $116,000 attributed to the increase in the fixed interest rate from 4.75% to 7.5% on the Westwood Plaza loan modified effective February 2023.

(See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Nine Months and Current Quarter was approximately $3,361,000 and $1,559,000, compared to $3,107,000 and $911,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A for the Current Nine Months of approximately $254,000 was primarily driven by the following: (a) an increase in corporate expenses of approximately $435,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan (See Note 16 to FREIT’s condensed consolidated financial statements for additional details); and (b) an increase in director fees of approximately $189,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation and an increase in executive compensation (See Note 13 to FREIT’s condensed consolidated financial statements for additional details); offset by (c) a decline in legal costs of approximately $388,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC. The increase in G&A for the Current Quarter of approximately $648,000 was primarily driven by the following: (a) an increase in corporate expenses of approximately $464,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan and (b) an increase in legal costs of approximately $146,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $2,198,000 and $744,000, compared to $3,257,000 and $723,000, respectively, for the Prior Year’s comparable periods. The decline in depreciation expense for the Current Nine Months was primarily attributable to the Maryland Properties sold in the Prior Year’s Nine Months. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland Properties.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1.9 million for the Current Nine Months compared to approximately $5.8 million for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2023, FREIT had cash, cash equivalents and restricted cash totaling $43.4 million, compared to $58.5 million at October 31, 2022. The decrease in cash in the Current Nine Months was primarily attributable to $15.3 million in net cash used in financing activities, $1.7 million in net cash used in investing activities including capital expenditures offset by $1.9 million in net cash provided by operating activities. The decrease in cash, cash equivalents and restricted cash of approximately $15.1 million in the Current Nine Months was primarily attributed to the following: (a) dividends paid of approximately $11.5 million; (b) deferred compensation paid to certain members of the FREIT Board who participated in the Deferred Fee Plan of approximately $2.3 million; (c) a distribution of additional net proceeds received from the sale of the Damascus and Rotunda Property to the minority interest holders in those joint ventures of approximately $3.3 million; (d) expenditures related to capital improvements on existing properties of approximately $1.2 million; and (e) recurring repayment of mortgages of approximately $1.1 million; offset by (f) proceeds received from the exercise of stock options of approximately $1.3 million. (See Note 7 to FREIT’s condensed consolidated financial statements for additional details on the sale of the Maryland properties.)

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2023. FREIT is currently working with the bank to complete its due diligence around the renewal/extension of the credit line. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 3.75%. As of July 31, 2023 and October 31, 2022, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: The Board declared a total dividend of approximately $2,235,000 ($0.30 per share) in the third quarter of Fiscal 2023, which was composed of an ordinary dividend of $0.05 per share and a special dividend of $0.25 per share to distribute funds released in Fiscal 2023 from a post-closing rent escrow established in connection with the sale of FREIT’s Maryland Properties. The total dividend of $0.30 per share will be paid on September 15, 2023 to holders of record of said shares at the close of business on September 1, 2023. The Board will continue to evaluate the dividend on a quarterly basis.

As of July 31, 2023, FREIT’s aggregate outstanding mortgage debt was $138.1 million, which bears a weighted average interest rate of 4.88% and an average life of approximately 2.3 years (including the effect of refinancing the loan on the Westwood Hills property). FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2023	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$25.0 (A)	$33.0	$38.9	$0.0	$0.0	$10.5	$26.0

	Includes the following:

	(A)	The loan on the Westwood Hills property, a residential property located in Westwood, New Jersey, in the amount of $25 million which had a maturity date of October 1, 2023. The loan was refinanced on August 3, 2023 and has a new maturity date of October 1, 2026. (See Note 17 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2023 and October 31, 2022:

($ in Millions)	July 31, 2023	October 31, 2022

Fair Value	$132.7	$132.2

Carrying Value, Net	$136.7	$138.1

Fair values are estimated based on market interest rates at July 31, 2023 and October 31, 2022 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2023, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.5 million, and a 1% decrease would increase the fair value by $2.6 million.

FREIT continually reviews its debt levels to determine if additional debt can prudently be utilized for property acquisitions for its real estate portfolio that will increase income and cash flow to stockholders.

On August 19, 2022, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its $25 million loan on its property located in Westwood, New Jersey, for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. As of July 31, 2023, $25,000,000 of this loan was drawn and outstanding and the interest rate was 9.21%. On August 3, 2023, this loan was refinanced with a new loan in the amount of $25,500,000. (See Note 18 to FREIT’s condensed consolidated financial statements for additional details.)

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is payable based on monthly installments of approximately $157,347 based on a fixed rate of interest of 7.5%. Additionally, FREIT funded an Escrow at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

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

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has a variable interest rate loan secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,337,000 at July 31, 2023) for the Regency swap and a notional amount of approximately $12,350,000 ($11,579,000 at July 31, 2023) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying condensed consolidated statement of income for the nine months ended July 31, 2022. (See Note 7 to FREIT’s condensed consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2022. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2023, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $526,000 for the Regency swap and $715,000 for the Station Place swap all of which have been included in FREIT’s condensed consolidated balance sheet as at July 31, 2023. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive (loss) income and for the nine and three months ended July 31, 2023, FREIT recorded an unrealized loss of approximately $168,000 and unrealized gain of approximately $389,000, respectively, in the condensed consolidated statements of comprehensive (loss) income. For the nine and three months ended July 31, 2022, FREIT recorded an unrealized gain of approximately $2,408,000 and an unrealized loss of approximately $1,393,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

	For the Nine Months Ended July 31,			For the Three Months Ended July 31,
	2023	2022		2023	2022
	(In Thousands, Except Per Share)			(In Thousands, Except Per Share Amounts)
Funds From Operations ("FFO") (a)
Net (loss) income	$(1,086)	$69,966		$(846)	$1,814
Depreciation of consolidated properties	2,198	3,257		744	723
Amortization of deferred leasing costs	67	107		27	19
Distributions to non-controlling interests	- (b)	(735	)(c)	- (b)	(210)
Net loss (gain) on sale of Maryland properties	1,003	(68,771)		557	-
Adjustment to loss on investment in tenancy-in-common for depreciation	1,075	1,062		359	355
Net realized gain on Wayne PSC interest rate swap contract termination	-	(1,415)		-	(1,415)
FFO	$3,257	$3,471		$841	$1,286

Per Share - Basic and Diluted	$0.44	$0.49		$0.11	$0.18

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million and $1.2 million for the nine and three months ended July 31, 2023, respectively, related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.
(c) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million for the nine months ended July 31, 2022 related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$3,257	$3,471		$841	$1,286
Deferred rents (Straight lining)	91	25		15	(36)
Capital Improvements - Apartments	(407)	(401)		(117)	(195)
AFFO	$2,941	$3,095		$739	$1,055

Per Share - Basic and Diluted	$0.40	$0.44		$0.10	$0.15

Weighted Average Shares Outstanding:
Basic	7,438	7,038		7,449	7,040
Diluted	7,444	7,110		7,449	7,114

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

INFLATION

Inflation can impact the financial performance of FREIT in various ways. FREIT’s commercial tenant leases normally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are normally for one to two-years in term, which may allow FREIT to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2023. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

On July 19, 2023, First Real Estate Investment Trust of New Jersey, Inc. and certain of its affiliates (collectively, “FREIT”) filed a complaint (the “Complaint”) in the Superior Court of New Jersey, Monmouth County, Chancery Division (the “Court”), against Kushner Companies LLC (“Kushner”) seeking to collect on a $3.42 million judgment entered by the Court in favor of FREIT against Sinatra Properties, LLC (“Sinatra”), a wholly owned subsidiary of defendant, Kushner. Sinatra defaulted on an agreement with FREIT (the “Purchase Agreement”) by refusing to close the purchase of certain properties at the agreed upon time and then sued FREIT for specific performance to enforce the sale. The Court rejected Sinatra’s bid for specific performance, found that Sinatra breached the Purchase Agreement and entered a judgment in favor of FREIT for $3.42 million for the recovery of attorneys’ fees and expenses (the “Judgment”). As previously reported, the Court denied FREIT’s claim for liquidated damages resulting from Sinatra’s breach in the amount of $15,000,000. Both FREIT and Sinatra appealed the Court’s rulings adverse to it.

The Complaint alleges that Kushner used Sinatra as a shell to evade its debts and obligations, and asks the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement, including the attorneys’ fees awarded to FREIT, all costs incurred by FREIT to enforce the Judgment and any additional fees awarded to FREIT in connection with the pending appeal.

As previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through July 31, 2023 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and won a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2023, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 14, 2023
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)