Form 10-K
period 2023-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2024-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2023

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
Preferred Stock Purchase Rights (1)

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☒ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the registrant’s shares of common stock held by non-affiliates was approximately $87 million. Computation is based on the adjusted closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2023, the last business day of the registrant’s most recently completed second quarter. As of January 29, 2024, the number of shares of common stock outstanding was 7,449,583.

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

Fiscal Year 2023 Developments

(i)	FINANCINGS

(a)	Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is based on a fixed interest rate of 7.5% and is payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). (See Note 5 to FREIT’s consolidated financial statements for further details.)

(b)	On March 1, 2023, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25,000,000 loan on its residential property located in Westwood, New Jersey, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000. (See Note 5 to FREIT’s consolidated financial statements for further details.)

(c)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(d)	FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(e)	On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced.

(ii)	STOCKHOLDER RIGHTS PLAN
On July 28, 2023, FREIT’s Board of Directors (“Board”) adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on August 11, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $95.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement. The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2026, unless previously redeemed or exchanged by the Company. (See Note 16 to FREIT’s consolidated financial statements for further details.)
(b)	Financial Information about Segments

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2023 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2023, FREIT’s real estate holdings included (i) six (6) multi-family apartment buildings or complexes containing a total of 792 apartment units, (ii) a 65% tenancy-in-common undivided interest in the Pierre Towers property (See Item 1 “Investment in tenancy in common” of this Annual Report for additional details), (iii) five (5) commercial properties containing a total of approximately 589,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Employees

On October 31, 2023, there were twenty-one (21) full-time employees and two (2) part-time employees who work solely at the properties owned by FREIT and its subsidiaries (including the Pierre TIC). The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. executed a Management Agreement whereby Hekemian & Co. would continue as managing agent for FREIT. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2025. Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda property located in Baltimore, Maryland, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 1.25 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT (the “M&A Termination Fee”). On March 9, 2023, the Board approved an amendment to the Management Agreement (the “Second Amendment”) which provides, among other things, that the M&A Termination Fee shall be increased from 1.25 times the Termination Fee to 2.5 times the Termination Fee.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans collateralized by certain of its properties. At October 31, 2023, FREIT’s aggregate outstanding mortgage debt was $138.2 million, which bears a weighted average interest rate of 4.86% and an average life of 2 years. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2023 with respect to each of these properties.

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

Competitive Conditions

FREIT is subject to normal competition with other investors to acquire real property and profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT.

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

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, public health crises, epidemics and pandemics (See Note 15 to FREIT’s consolidated financial statements); the national economic climate (including rising interest rates and inflation); the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation), changes in tax laws or rates and potential environmental or other legal liabilities.

(B)	Commercial Shopping Center Properties' Dependence on Anchor Stores and Satellite Tenants

FREIT believes that its revenues and earnings, its ability to meet its debt obligations and its funds available for distribution to stockholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations.

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

As of October 31, 2023, the following table lists the five (5) largest commercial tenants, which account for approximately 60.3% of FREIT’s leased commercial rental space and 47.3% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Revenue
Stop & Shop Supermarket Co.	Preakness	61,020	11.5%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	15.5%
TJ Maxx (1)	Westwood Plaza	28,480	10.4%
T-Bowl, Inc. (2)	Preakness	27,195	5.9%
CVS	Preakness	8,950	4.0%

(1) Pursuant to a co-tenancy clause within FREIT's lease agreement with TJ Maxx, if for any period of more than 180 consecutive days from the date that Kmart is not open for business, then the co-tenancy clause goes into effect for a one year period.  During this time, TJ Maxx will have the option to either (a) pay equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month or (b) TJ Maxx may terminate their lease.  Effective March 28, 2024, TJ Maxx has elected the option to pay equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month.

(2)  Since the shutdown for several months in Fiscal 2020 due to the effects of the COVID-19 pandemic, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $308,000, $258,000 and $369,000 during the fiscal years ended October 31, 2023, 2022 and 2021, respectively, was not recognized as revenue in the respective year. See “Renewal of leases and Reletting of Space” below and Note 15 to FREIT’s consolidated financial statements for additional details.

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

In Fiscal 2021, the lease for T-Bowl, Inc., which does business as a bowling alley at the Preakness Shopping Center located in Wayne, New Jersey, expired and has since been on a month-to-month basis. Since the shutdown for several months in Fiscal 2020 due to the effects of the COVID-19 pandemic, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $308,000, $258,000 and $369,000 during the fiscal years ended October 31, 2023, 2022 and 2021, respectively, was not recognized as revenue in the respective year. If the tenant does not extend or renew this lease and vacates this space, FREIT’s operating results will be adversely impacted from the loss of potential base rent and additional rent of approximately $576,000 on an annualized basis. The Company is currently in discussions with this tenant.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the K-Mart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s consolidated financial statements for further details.)

There were no other material lease expirations during Fiscal 2023 and Fiscal 2022.

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

As of October 31, 2023, FREIT had approximately $138.2 million of non-recourse fixed interest rate mortgage debt, including deferred interest, and no non-recourse variable interest rate mortgage debt. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options available to FREIT or its subsidiaries when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2023), and several of its loan agreements require FREIT or its subsidiaries to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Real estate is a competitive business: FREIT is subject to normal competition with other investors to acquire real property and profitably manage such property. Numerous other REITs, banks, insurance companies and pension funds, as well as corporate and individual developers and owners of real estate, compete with FREIT in seeking properties for acquisition and for tenants. Many of these competitors have significantly greater financial resources than FREIT. In addition, retailers at FREIT's commercial properties face increasing competition from online shopping, outlet malls and discount shopping clubs. In many markets, the trade areas of FREIT's commercial properties overlap with the trade areas of other shopping centers. Renovations and expansions at those competing shopping centers and malls could negatively affect FREIT's commercial properties by encouraging shoppers to make their purchases at such new, expanded or renovated shopping centers and malls. Increased competition through these various sources could adversely affect the viability of FREIT's tenants, and any new commercial real estate competition developed in the future could potentially have an adverse effect on the revenues of and earnings from FREIT's commercial properties.

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

Residential Apartment Properties as of October 31, 2023:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/23	Average Monthly Rent per Unit @ 10/31/23*	Average Monthly Rent per Unit @ 10/31/22*	Mortgage Balance ($000) @ 10/31/23	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/23

Berdan Court (1)	1965	176	96.8%	$2,211	$2,033	$28,815	$1,544
Wayne, NJ

Regency Club	2014	132	97.7%	$2,044	$1,880	$14,254	$17,172
Middletown, NY

Steuben Arms	1975	100	97.8%	$1,865	$1,745	$9,022	$861
River Edge, NJ

Westwood Hills (2)	1994	210	96.3%	$2,323	$2,141	$25,450 (4)	$7,577
Westwood Hills, NJ

Boulders	2006	129	96.6%	$2,534	$2,299	$7,500 (5)	$13,889
Rockaway, NJ

Station Place (3)	2017	45	94.1%	$3,435	$3,476	$11,521	$17,982
Red Bank, NJ

* Average monthly rent per unit excludes the impact of rent concessions and abatements.

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT.
(2) FREIT owns a 40% equity interest in Westwood Hills, LLC, which owns 100% of the Westwood Hills property.
(3) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.
(4) On August 3, 2023, Westwood Hills, LLC refinanced its $25,000,000 loan secured by its residential property located in Westwood, New Jersey with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000. See Note 5 to FREIT's consolidated financial statements for further details.
(5) On December 30, 2021, FREIT refinanced its $14.4 million loan (which would have matured on February 1, 2022) with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon through December 31, 2023 in the amount of $7,500,000. This loan is interest-only and had a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. See Note 5 to FREIT's consolidated financial statements for further details.

Commercial Properties as of October 31, 2023:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/23	Average Annualized Rent per Sq. Ft. @ 10/31/23*	Average Annualized Rent per Sq. Ft. @ 10/31/22*	Mortgage Balance ($000) @ 10/31/23	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/23

Glen Rock, NJ	1962	4,672	88.2%	$30.84	$63.35	None (1)	$43

Franklin Crossing	1966 (2)	87,659	94.8%	$22.19	$22.92	None (1)	$6,136
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	78.5%	$11.88	$12.19	$16,617 (4)	$7,255
Westwood, NJ

Preakness Center (3)	2002	322,142	48.2%	$15.36	$13.91	$25,000 (5)	$21,942
Wayne, NJ

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent adjustments and the amortization of rent concessions and abatements.

(1) These properties are security for draws against FREIT's Credit Line. (See Note 5 to FREIT’s consolidated financial statements for additional details.)
(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,659 sq. ft. center that opened in October 1997.
(3) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.
(4) Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is based on a fixed interest rate of 7.5% and is payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. The mortgage payable balance includes debt payment relief granted from the lender in Fiscal 2020 resulting in total deferred payments of approximately $390,000, of which approximately $222,000 relates to deferred interest. These deferred payments are due at the maturity of this loan. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). See Note 5 to FREIT's consolidated financial statements for additional details.
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

Supplemental Segment Information:

Commercial lease expirations at October 31, 2023 assuming none of the tenants exercise renewal options:
Year Ending	Number of	Expiring Leases	Percent of	Annual Rent of Expiring Leases
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	5	33,661	11.6%	$563,835	$16.75
2024	12	25,653	8.9%	$648,826	$25.29
2025	8	22,246	7.7%	$626,945	$28.18
2026	8	104,585	36.2%	$1,717,720	$16.42
2027	13	75,342	26.1%	$1,684,312	$22.36
2028	4	7,866	2.7%	$224,596	$28.55
2029	1	2,786	1.0%	$74,940	$26.90
2030	2	2,680	0.9%	$85,956	$32.07
2031	1	1,300	0.4%	$39,780	$30.60
2032	1	2,249	0.8%	$62,400	$27.75
2033	3	10,676	3.7%	$310,626	$29.10

Vacant Land as of October 31, 2023:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)      All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its total consolidated revenue from any single lease agreement.

In Fiscal 2023, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 18.4% and 15.1%, respectively, of total consolidated revenue. In Fiscal 2022, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property, which accounted for 16.1% of total consolidated revenue. In Fiscal 2021, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within both the residential and commercial segment, the Rotunda property in Baltimore, Maryland, which accounted for 34% total consolidated revenue. On December 30, 2021, the property owned by Grande Rotunda, LLC was sold. (See Note 2 to FREIT’s consolidated financial statements for additional details.)

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

As of October 31, 2023, FREIT and its subsidiaries’ commercial properties have five (5) anchor/major tenants, which account for approximately 60.3% of the space leased. The balance of the space is leased to fifty-three (53) satellite tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

				No. of
Commercial Property		Net Leasable		Additional/Satellite
Shopping Center (SC)		Space	Anchor/Major Tenants	Tenants

Franklin Crossing	(SC)	87,659	Stop & Shop Supermarket Co.	18
Franklin, Lakes, NJ
Westwood Plaza	(SC)	174,275	TJMaxx	11
Westwood, NJ
Preakness Center (1)	(SC)	322,142	Stop & Shop Supermarket Co.	22
Wayne, NJ			CVS
			T-Bowl, Inc. (2)

Glen Rock, NJ	(SC)	4,672	-	2

(1) FREIT has a 40% interest in this property.

(2) See Note 15 to FREIT's consolidated financial statements and “Renewal of leases and Reletting of Space” for additional details.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 66.7%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space) and excludes from each of these years the occupancy at the properties located in Maryland which were sold in Fiscal 2022. While our retail properties have stabilized from the impact of the COVID-19 pandemic, certain of our properties still have not attained pre-pandemic occupancy levels despite some recovery in brick and mortar retail.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 97.4% occupancy rate with respect to FREIT’s available apartment units, excluding from each of these fiscal years the occupancy at the Icon property located in Maryland which was sold in Fiscal 2022.

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

The Purchaser also filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. Pending the resolution of this litigation, the filing of the lis pendens will adversely affect the future sale or financing of those properties.

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

In addition, the Answer asserts counterclaims by the Sellers against Sinatra for breach of contract due to Sinatra’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to Sinatra’s default and an order from the Court that Sinatra authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against Sinatra for breach of contract due to Sinatra’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Sinatra’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of Sinatra and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

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

Each of the Sellers and the Purchaser filed motions for summary judgment (“Summary Judgment Motions”) with the Court seeking, among other things, the dismissal of the other parties’ claims.

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

On July 19, 2023, the Sellers filed a complaint (the “Complaint”) in the Superior Court of New Jersey, Monmouth County, Chancery Division (the “Court”), against Kushner Companies LLC (“Kushner”) seeking to collect on a $3.42 million judgment entered by the Court in favor of the Sellers against Sinatra, a wholly owned subsidiary of defendant, Kushner. The Complaint alleges that Kushner used Sinatra as a shell to evade its debts and obligations, and asks the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement, including the attorneys’ fees awarded to the Sellers, all costs incurred by the Sellers to enforce the Judgment and any additional fees awarded to the Sellers in connection with the pending appeal. On September 22, 2023, Kushner filed a motion with the Court seeking to dismiss the Complaint in lieu of an Answer to the Complaint. The Sellers will vigorously oppose Kushner’s motion to dismiss.

As previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through October 31, 2023 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

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

Shares

FREIT has the authority to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. FREIT’s only authorized, issued and outstanding class of equity is common stock (“Shares”). As of January 29, 2024, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2023
First Quarter	$15.50	$15.65
Second Quarter	$14.56	$15.38
Third Quarter	$18.25	$19.14
Fourth Quarter	$15.77	$17.85
	Bid	Asked
Fiscal Year Ended October 31, 2022
First Quarter	$24.01	$25.00
Second Quarter	$24.25	$25.00
Third Quarter	$24.16	$24.75
Fourth Quarter	$16.50	$17.15

The bid quotations set forth above for the Shares reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The source of the bid and asked quotations is Bloomberg.

Stockholder Rights Plan

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

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the FREIT Board of Directors (“Board”). Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2023, 2022 and 2021, FREIT paid/declared an annual dividend of $0.45 per share, $9.20 per share and $0.25 per share, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Stockholders.”

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

The economic and financial environment: As of October 2023, the U.S. inflation rate was 3.7% and the U.S. unemployment rate was 3.9%. In an effort to lower inflation, the Federal Reserve has continued to raise interest rates over the past 18 months with the last increase occurring in July 2023 at which time the Federal Reserve raised the interest rate to 5.50%, its highest rate level since 2001. Though the inflation rate has declined significantly from a 40-year high of 9.1% in June 2022, it is uncertain where the Federal Reserve is heading with the interest rates. If it decides to raise interest rates, the pace at which it would continue to do so is uncertain, especially if inflation begins to rebound, leading to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential properties continue to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across the portfolio. Additionally, the rate of increase on renewals for existing tenants has been robust but is slightly softening. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in inflation and rising interest rates may have on these properties over the next year.

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

Kmart lease: On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the K-Mart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s consolidated financial statements for further details.)

Stockholder Rights Plan: On July 28, 2023, FREIT’s Board of Directors (“Board”) adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”). Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one Preferred Stock Purchase Right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record as of the close of business on August 11, 2023 (the “Record Date”). In addition, one Right will automatically attach to each share of Common Stock issued between the Record Date and the Distribution Date (as hereinafter defined). Each Right entitles the registered holder thereof to purchase from the Company a unit consisting of one ten-thousandth of a share (a “Unit”) of Series A Junior Participating Cumulative Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a cash exercise price of $95.00 per Unit (the “Exercise Price”), subject to adjustment, under certain conditions specified in the Rights Agreement. The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2026, unless previously redeemed or exchanged by the Company. (See Note 16 to FREIT’s consolidated financial statements for further details.)

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

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is based on a fixed interest rate of 7.5% and is payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). (See Note 5 to FREIT’s consolidated financial statements for further details.)

On March 1, 2023, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25,000,000 loan on its residential property located in Westwood, New Jersey, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000. (See Note 5 to FREIT’s consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2023 and 2022, and for the years ended October 31, 2023, 2022 and 2021. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Results of Operations:

Fiscal Years Ended October 31, 2023 and 2022

Summary revenues and net income for the fiscal years ended October 31, 2023 (“Fiscal 2023”) and October 31, 2022 (“Fiscal 2022”) are as follows:

	Years Ended October 31,
	2023	2022	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$8,689	$10,644	$(1,955)
Residential properties	19,655	20,627	(972)
Total real estate revenues	28,344	31,271	(2,927)

Operating expenses:
Real estate operating expenses	13,754	15,281	(1,527)
General and administrative expenses	4,243	5,003	(760)
Depreciation	2,944	3,995	(1,051)
Total operating expenses	20,941	24,279	(3,338)

Investment income	1,013	358	655
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	(69,774)
Net realized gain on Wayne PSC interest rate swap termination	—	1,415	(1,415)
Loss on investment in tenancy-in-common	(271)	(228)	(43)
Financing costs	(7,717)	(8,064)	347
Net (loss) income	(575)	69,244	(69,819)

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)	24,587
Net income attributable to common equity	$760	$45,992	$(45,232)

Earnings per share:
Basic	$0.10	$6.52	$(6.42)
Diluted	$0.10	$6.45	$(6.35)

Weighted average shares outstanding:
Basic	7,441	7,055
Diluted	7,447	7,132

Real estate revenue for Fiscal 2023 decreased 9.4% to $28,344,000 compared to $31,271,000 for Fiscal 2022. The decline in revenue was primarily attributable to the following: (a) a decrease of approximately $3,613,000 attributed to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) in Fiscal 2022; (b) a decrease of approximately $350,000 resulting from the decline in the average annual occupancy rate for the residential segment from 98.2% in Fiscal 2022 to 96.8% in Fiscal 2023; offset by (c) an increase of approximately $1 million primarily driven by an increase in base rents at the residential properties.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2023 was $760,000 ($0.10 per share basic and diluted), compared to $45,992,000 ($6.52 per share basic and $6.45 per share diluted) for Fiscal 2022.

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2023 and Fiscal 2022:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2023	2022	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$3,609	$4,217	$(608)
Residential properties	10,981	11,773	(792)
Total income from real estate operations	14,590	15,990	(1,400)

Financing costs:
Fixed rate mortgages	(5,529)	(4,765)	(764)
Floating rate mortgages	(1,653)	(1,978)	325
Other - Corporate interest	(26)	(137)	111
Interest rate swap contracts breakage fee	—	(213)	213
Mortgage cost amortization	(509)	(971)	462
Total financing costs	(7,717)	(8,064)	347

Investment income	1,013	358	655

General & administrative expenses:
Accounting fees	(519)	(469)	(50)
Legal and professional fees	(1,133)	(1,452)	319
Directors fees	(1,277)	(1,076)	(201)
Stock compensation expense	(11)	(1,192)	1,181
Corporate expenses	(1,303)	(814)	(489)
Total general & administrative expenses	(4,243)	(5,003)	760

Depreciation	(2,944)	(3,995)	1,051
Loss on investment in tenancy-in-common	(271)	(228)	(43)
Adjusted net income (loss)	428	(942)	1,370

Net (loss) gain on sale of Maryland properties	(1,003)	68,771	(69,774)
Net realized gain on Wayne PSC interest rate swap termination	—	1,415	(1,415)
Net (loss) income	(575)	69,244	(69,819)

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)	24,587
Net income attributable to common equity	$760	$45,992	$(45,232)

Adjusted net income for Fiscal 2023 was $428,000 ($0.06 per share basic and diluted) compared to adjusted net loss of ($942,000) (($0.13) per share basic and diluted) for Fiscal 2022. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a gain on sale of the Maryland Properties in Fiscal 2022; a realized gain on the Wayne PSC interest rate swap contract termination in Fiscal 2022.

The increase in adjusted net income for Fiscal 2023 was primarily driven by the following: (a) an increase in net income of approximately $783,000 (with a consolidated impact to FREIT of approximately $512,000) attributed to losses incurred in Fiscal 2022 related to the Maryland Properties sold; (b) a decrease in General & Administrative expenses (“G&A”) of approximately $760,000 driven by stock compensation expense incurred in Fiscal 2022 of approximately $1,181,000 primarily related to the stock option modification, a decline in legal costs of approximately $319,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC offset by an increase in corporate expenses of approximately $489,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan and an increase in FREIT’s director fees of approximately $201,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation and an increase in executive compensation; (c) an increase in revenue of approximately $686,000 (with a consolidated impact to FREIT of approximately $550,000); and (d) an increase in investment income of approximately $655,000 resulting from higher interest rates in Fiscal 2023; offset by (e) an increase in interest expense, excluding the Maryland Properties sold, of approximately $957,000 (with a consolidated impact to FREIT of approximately $473,000) primarily attributed to the increase in the variable interest rate in Fiscal 2023 on the previous loan for the Westwood Hills property which was refinanced in August 2023 (See Note 5 to FREIT’s consolidated financial statements for additional details) and an increase in the fixed interest rate on the loans for the Westwood Plaza and Wayne PSC properties due to the refinancing/modification of these loans; (f) an increase in total operating expenses at the residential properties, excluding the Icon property sold, of approximately $360,000 (with a consolidated impact to FREIT of approximately $214,000) resulting primarily from an overall increase in most expenses in Fiscal 2023; offset by (g) an increase in the total operating expenses at the commercial properties, excluding the Maryland Properties sold, of approximately $164,000 (with a consolidated impact to FREIT of approximately $107,000) resulting primarily from an increase in expense for uncollectible rents primarily due to a reclassification in Fiscal 2022 from expense to a reduction in revenue for a tenant deemed collectability constrained.

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2023, as compared to Fiscal 2022 (See below for definition of NOI):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$6,319	$8,232	$(1,913)	-23.2%	$19,303	$20,203	$(900)	-4.5%	$25,622	$28,435
Reimbursements	2,356	2,364	(8)	-0.3%	1	19	(18)	-94.7%	2,357	2,383
Other	114	30	84	280.0%	351	405	(54)	-13.3%	465	435
Total revenue	8,789	10,626	(1,837)	-17.3%	19,655	20,627	(972)	-4.7%	28,444	31,253

Operating expenses	5,080	6,427	(1,347)	-21.0%	8,674	8,854	(180)	-2.0%	13,754	15,281
Net operating income	$3,709	$4,199	$(490)	-11.7%	$10,981	$11,773	$(792)	-6.7%	14,690	15,972

Average Occupancy % *	64.4%	66.8%		-2.4%	96.8%	98.2%		-1.4%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(100)	18
Investment income	1,013	358
Loss on investment in tenancy-in-common	(271)	(228)
General and administrative expenses	(4,243)	(5,003)
Depreciation	(2,944)	(3,995)
Net (loss) gain on sale of Maryland properties	(1,003)	68,771
Net realized gain on Wayne PSC interest rate swap termination	—	1,415
Financing costs	(7,717)	(8,064)
Net (loss) income	(575)	69,244
Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)
Net income attributable to common equity	$760	$45,992

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property, which were sold on December 30, 2021, January 7, 2022 and January 10, 2022, respectively. Four of these properties are multi-tenanted retail centers and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant which has built and operates a bank branch on the land. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2023 decreased by 17.3% and 11.7%, respectively, as compared to Fiscal 2022. Average occupancy for all commercial properties, excluding the Maryland Properties sold, for Fiscal 2023 decreased by 2.4% as compared to Fiscal 2022.

The decline in revenue for Fiscal 2023 was primarily attributable to a decrease of approximately $1,979,000 attributed to the Maryland Properties sold in Fiscal 2022 offset by an increase of approximately $106,000 primarily attributed to a reduction in rental revenue in Fiscal 2022 due to a reclassification in Fiscal 2022 from uncollectible expense to a reduction in revenue for a tenant deemed collectability constrained. The decrease in NOI for Fiscal 2023 was primarily attributable to net operating income recognized in Fiscal 2022 attributed to the Maryland Properties sold.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue and NOI for Fiscal 2023 increased by 1.7% and decreased by 1.2%, respectively, as compared to Fiscal 2022. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2023.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	15,428	$27.34	$27.91	-2.0%	$—	$0.66

Non-comparable leases	2	3,384	$30.08	N/A	N/A	$—	$1.39

Total leasing activity	7	18,812

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the K-Mart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s consolidated financial statements for further details.)

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2023 decreased by 4.7% and 6.7%, respectively, as compared to Fiscal 2022. Average occupancy for all residential properties, excluding the Icon at the Rotunda Property sold, for Fiscal 2023 decreased by 1.4% as compared to Fiscal 2022.

The decrease in revenue for Fiscal 2023 was primarily attributable to the following: (a) a decrease of approximately $1,634,000 attributed to the Icon at the Rotunda Property sold in Fiscal 2022; (b) a decrease of approximately $350,000 resulting from the decline in the average annual occupancy rate from 98.2% in Fiscal 2022 to 96.8% in Fiscal 2023; offset by (c) an increase of approximately $1 million primarily driven by an increase in base rents. The decrease in NOI for Fiscal 2023 was primarily attributable to the following: (a) a decrease of approximately $1,102,000 attributed to the Icon at the Rotunda Property sold in

Fiscal 2022; (b) an increase in total operating expenses of approximately $360,000, excluding the Icon, resulting primarily from an overall increase in most expenses in Fiscal 2023; offset by (c) an increase of approximately $662,000 in revenue, excluding the Icon at the Rotunda Property sold.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) The Icon at the Rotunda Property was excluded from same property results for all periods presented because this property was sold in Fiscal 2022. Same property revenue and NOI for Fiscal 2023 increased by 3.5% and 2.9%, respectively, as compared to Fiscal 2022. The changes resulted from the factors discussed in the immediately preceding paragraph.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2023 and Fiscal 2022 were $2,214 and $2,085, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $210,000 and $200,000, respectively.

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

FINANCING COSTS

	Years Ended October 31,
	2023	2022
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,148	$4,229
New	381	536
Variable rate mortgages:
1st Mortgages
Existing	1,653	1,978
New	—	—
Interest rate swap contracts breakage fee	—	213
Other - Corporate interest	26	137
Total financing costs, gross	7,208	7,093
Amortization of mortgage costs	509	971
Total financing costs, net	$7,717	$8,064

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2023 decreased by approximately $347,000 or 4.3%, compared to Fiscal 2022 which was primarily attributable to the following: (a) a decline of approximately $1,304,000 attributed to the pay-down of the loans outstanding on the Maryland Properties sold in Fiscal 2022; (b) a decline of approximately $111,000 in other interest expense attributed to the payment of the deferred fee compensation to FREIT’s directors in Fiscal 2023; (c) a decline of approximately $69,000 attributed to the decrease in the fixed interest rate from 5.37% to 2.85% on the Boulders loan refinanced in December 2022; offset by (d) an increase of approximately $536,000 attributed to the increase in the variable interest rate in Fiscal 2023 on the previous loan for the Westwood Hills property which was refinanced in August 2023 (See Note 5 to FREIT’s consolidated financial statements for additional details); (e) an increase of approximately $330,000 attributed to the increase in the fixed interest rate from 4.75% to 7.5% on the Westwood Plaza loan modified effective February 2023; and (f) an increase of approximately $272,000 primarily attributed to the increase in the fixed interest rate from 3.625% to 5% on the Wayne PSC loan refinanced in July 2022.

INVESTMENT INCOME

Investment income for Fiscal 2023 was $1,013,000 as compared to $358,000 for Fiscal 2022. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income for Fiscal 2023 was primarily driven by higher interest rates in Fiscal 2023.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2023 was $4,243,000 as compared to $5,003,000 for Fiscal 2022. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for Fiscal 2023 was primarily driven by the following: (a) a decrease in stock compensation of approximately $1,181,000 primarily related to expense incurred in Fiscal 2022 related to the stock option modification; (b) a decline in legal costs of approximately $319,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; offset by (c) an increase in corporate expenses of approximately $489,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan; and (d) an increase in FREIT’s director fees of approximately $201,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation and an increase in executive compensation.

DEPRECIATION

Depreciation expense from operations for Fiscal 2023 was $2,944,000 as compared to $3,995,000 for Fiscal 2022. The decline in depreciation expense for Fiscal 2023 was primarily attributable to the Maryland Properties sold in Fiscal 2022. (See Note 2 to FREIT’s consolidated financial statements for additional details on the sale of the Maryland Properties.)

Results of Operations:

Fiscal Years Ended October 31, 2022 and 2021

Summary revenues and net income for Fiscal 2022 and October 31, 2021 (“Fiscal 2021”) are as follows:

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

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2022 and Fiscal 2021:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2022	2021	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$4,217	$12,094	$(7,877)
Residential properties	11,773	15,903	(4,130)
Total income from real estate operations	15,990	27,997	(12,007)

Financing costs:
Fixed rate mortgages	(4,765)	(5,783)	1,018
Floating rate mortgages	(1,978)	(5,159)	3,181
Other - Corporate interest	(137)	(225)	88
Interest rate swap contracts breakage fee	(213)	—	(213)
Mortgage cost amortization	(971)	(1,109)	138
Total financing costs	(8,064)	(12,276)	4,212

Investment income	358	116	242

General & administrative expenses:
Accounting fees	(469)	(426)	(43)
Legal and professional fees	(1,452)	(2,477)	1,025
Directors fees	(1,076)	(950)	(126)
Stock compensation expense	(1,192)	(42)	(1,150)
Corporate expenses	(814)	(1,300)	486
Total general & administrative expenses	(5,003)	(5,195)	192

Depreciation	(3,995)	(9,300)	5,305
Loss on investment in tenancy-in-common	(228)	(295)	67
Adjusted net (loss) income	(942)	1,047	(1,989)

Net gain on sale of Maryland properties	68,771	—	68,771
Net realized gain on Wayne PSC interest rate swap termination	1,415	—	1,415
Net income	69,244	1,047	68,197

Net income attributable to noncontrolling interests in subsidiaries	(23,252)	(120)	(23,132)
Net income attributable to common equity	$45,992	$927	$45,065

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

FINANCING COSTS

	Years Ended October 31,
	2022	2021
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$4,229	$5,783
New	536	—
Variable rate mortgages:
1st Mortgages
Existing	1,978	5,159
New	—	—
Interest rate swap contracts breakage fee	213	—
Other - Corporate interest	137	225
Total financing costs, gross	7,093	11,167
Amortization of mortgage costs	971	1,109
Total financing costs, net	$8,064	$12,276

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2.7 million for Fiscal 2023 compared to net cash provided by operating activities of $7.3 million for Fiscal 2022. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this annual report on Form 10-K.

As of October 31, 2023, FREIT had cash, cash equivalents and restricted cash totaling $18.4 million, compared to $58.5 million at October 31, 2022. The decrease in cash in Fiscal 2023 was primarily attributable to $17.5 million in net cash used in financing activities, $25.3 million in net cash used in investing activities including capital expenditures offset by $2.7 million in net cash provided by operating activities. The decrease in cash, cash equivalents and restricted cash of approximately $40.1 million in Fiscal 2023 was primarily attributed to the following: (a) purchases of investments in U.S. Treasury securities of approximately $38.4 million; (b) dividends paid of approximately $13.7 million; (c) deferred compensation paid to certain members of the FREIT Board who participated in the Deferred Fee Plan of approximately $2.3 million; (d) a distribution of additional net proceeds received from the sale of the Damascus Property and Rotunda Property to the minority interest holders in those joint ventures of approximately $3.3 million; (e) expenditures related to capital improvements on existing properties of approximately $1.3 million; and (f) net recurring repayment of mortgages of approximately $1 million; offset by (g) proceeds received from maturities of U.S. Treasury securities of approximately $15.2 million; and (h) proceeds received from the exercise of stock options of approximately $1.3 million.

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

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term expiring on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Dividend: On October 4, 2023, the Board of Directors of FREIT declared a fourth quarter dividend of $0.05 per share on the common stock to holders of record of said shares at the close of business on December 1, 2023. The payment date for the dividend was December 15, 2023. The Board of Directors will continue to evaluate the dividend on a quarterly basis.

As of October 31, 2023, FREIT’s aggregate outstanding mortgage debt was $138.2 million, which bears a weighted average interest rate of 4.86% and an average life of approximately 2 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year		2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments		$16.5 (A)	$54.7 (B)	$24.5	$0.0	$10.5	$26.0

(A)	Includes the following:

	(1)	The loan on an apartment building located in River Edge, New Jersey in the amount of approximately $9 million which came due on December 1, 2023. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced. (See Note 5 to FREIT's consolidated financial statements for additional details.)

	(2)	The loan on a property located in Rockaway, New Jersey in the amount of approximately $7.5 million with a maturity date of January 1, 2024. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(B)	Includes the following:

	(1)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $16.6 million which had a maturity date of February 1, 2024. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). (See Note 5 to FREIT's consolidated financial statements for additional details.)

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2023 and 2022:

($ in Millions)	October 31, 2023	October 31, 2022

Fair Value	$130.8	$132.2

Carrying Value, Net	$137.1	$138.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2023, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.8 million, and a 1% decrease would increase the fair value by $2.9 million.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is based on a fixed interest rate of 7.5% and is payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). (See Note 5 to FREIT’s consolidated financial statements for further details.)

On March 1, 2023, Westwood Hills, LLC (“Westwood Hills”) exercised its right, pursuant to the loan agreement, to extend the term of its $25,000,000 loan on its residential property located in Westwood, New Jersey, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement. On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000. (See Note 5 to FREIT’s consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced.

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

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($14,254,000 at October 31, 2023) for the Regency swap and a notional amount of approximately $12,350,000 ($11,521,000 at October 31, 2023) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 2 to FREIT’s consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s

United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 6 to FREIT’s consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2023, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap all of which have been included in FREIT’s consolidated balance sheet as at October 31, 2023. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the years ended October 31, 2023 and 2022, FREIT recorded an unrealized loss of approximately $73,000 and an unrealized gain of $3,717,000, respectively, in the consolidated statement of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2023 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within		2 - 3		4 - 5	After 5
	Total	One Year		Years		Years	Years
Long-Term Debt
Annual Amortization	$5,955	$1,428		$2,522		$1,490	$515
Balloon Payments	132,224	16,522	(A)	79,239	(B)	10,472	25,991
Total Long-Term Debt *	$138,179	$17,950		$81,761		$11,962	$26,506

*	Includes deferred interest in the amount of approximately $222,000. See Note 5 to FREIT's consolidated financials for additional details.

(A)	Includes the following:

(1)	The loan on an apartment building located in River Edge, New Jersey in the amount of approximately $9 million which came due on December 1, 2023. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(2)	The loan on a property located in Rockaway, New Jersey in the amount of approximately $7.5 million with a maturity date of January 1, 2024. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(B)	Includes the following:

(1)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $16.6 million which had a maturity date of February 1, 2024. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%). (See Note 5 to FREIT's consolidated financial statements for additional details.)

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2023 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within		2 - 3	4 - 5	After 5
	Total	One Year		Years	Years	Years

Interest on Fixed Rate Debt (B)	$16,710	$5,778	(A)	$7,531	$2,537	$864
Interest on Variable Rate Debt	—	—		—	—	—
Total Interest Obligations	$16,710	$5,778		$7,531	$2,537	$864

(A)	Includes interest on the loan on a property located in Rockaway, New Jersey in the amount of approximately $7.5 million which FREIT fully repaid on January 11, 2024. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(B)	Interest on the loan on the Westwood Plaza property is calculated based on an estimate of 8.5%.

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

	Years Ended October 31,
	2023		2022		2021
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net (loss) income	$(575)		$69,244		$1,047
Depreciation of consolidated properties	2,944		3,995		9,300
Amortization of deferred leasing costs	103		133		544
Distributions to non-controlling interests	(240	)(b)	(735	)(c)	(1,350)
Net loss (gain) on sale of Maryland properties	1,003		(68,771)		—
Net gain on Wayne PSC interest rate swap termination	—		(1,415)		—
Adjustment to loss in investment in tenancy-in-common for depreciation	1,438		1,419		1,408

FFO	$4,673		$3,870		$10,949

Per Share - Basic	$0.63		$0.55		$1.56
Per Share - Diluted	$0.63		$0.54		$1.56

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million related to the sale of the Damascus and Rotunda properties. See Note 2 to FREIT's consolidated financial statements for further details.
(c) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million related to the sale of the Damascus and Rotunda properties. See Note 2 to FREIT's consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$4,673		$3,870		$10,949
Deferred rents (Straight lining)	100		(18)		230
Capital Improvements - Apartments	(532)		(1,034)		(625)
AFFO	$4,241		$2,818		$10,554

Per Share - Basic and Diluted	$0.57		$0.40		$1.50

Weighted Average Shares Outstanding:
Basic	7,441		7,055		7,019
Diluted	7,447		7,132		7,022

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

	Fiscal Years Ended October 31,
	2023	2022	2021
First Quarter	$0.05	$0.10	$0.05
Second Quarter	$0.05	$0.10	$0.05
Third Quarter	$0.30	$—	$0.05
Fourth Quarter	$0.05	$9.00	$0.10
Total For Year	$0.45	$9.20	$0.25

		(in thousands of dollars)				Dividends
Fiscal	Per	Total	Ordinary	Capital Gain	Taxable	as a % of
Year	Share	Dividends	Income-Tax Basis	Income-Tax Basis	Income	Taxable Income
2023	$0.45	$3,520	$— *	$— *	$— *	0.0%
2022	$9.20	$65,163	$—	$45,333	$45,333	143.7%
2021	$0.25	$1,755	$1,900	$—	$1,900	92.4%
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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 68 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the fourth fiscal quarter ended October 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the time of this review, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be reported by management or disclosed by us in the reports that we file or submit under the Exchange Act was properly recorded.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and concluded our internal control over financial reporting was not effective during the fiscal quarters within our fiscal year ended October 31, 2023, due to the material weakness described below.

Material Weakness

We have concluded that there is a material weakness in our system of internal control over financial reporting (“ICFR”), pertaining to the accounting and classification of our investment in U.S. Treasury securities. This deficiency was discovered in the normal course of our internal reviews, had no material impact on our income statement, required no changes to our prior year’s audited financial statements, did not alter the opinion of our independent auditors, and we believe would not have significantly influenced the decisions of users of these financial statements. However, if not remediated, this deficiency could materially and adversely affect our future ability to timely and accurately report our financial position, results of operations and cash flows.

We have identified the following deficiency relating to our control environment around the accounting and classification of our investment in U.S. Treasury securities:

●	There was no formalized control designed for the review of investment activity to ensure proper classification and accounting treatment for investments in debt securities under generally accepted accounting principles of ASC 320 as it relates to the balance sheet classification of our investment in U.S. Treasury securities.

●	This control deficiency resulted in our investment in U.S. Treasury securities with a maturity of greater than three months being classified inaccurately as cash equivalents rather than as investments during the fiscal quarters ended January 31, 2023, April 30, 2023 and July 31, 2023 within our fiscal year ended October 31, 2023.

While this control deficiency was uncovered during the fourth quarter of our fiscal year ended October 31, 2023 and did not result in material changes to the income statement for the quarters referenced above, it did result in material incorrect classifications to the unaudited balance sheet and unaudited cash flow statements for those quarters.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weakness identified in this report is remediated. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the internal control, management developed and is implementing remediation plans to address this material weakness. Such plans and measures include, among other things:

●	Establishing a hierarchy of review of our investment portfolio with the appropriate complement of management employees;

●	Improve communication between our accounting group and our treasury group to more quickly alert the accounting group of investments being made; and

●	Implementing intensive review policies and procedures to be performed at an appropriate time and level.

Management believes the measures described above and others that may be implemented should remediate the material weakness that we have identified. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the material weakness identified above, there were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The executive officers and directors of FREIT are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	64	Chief Executive Officer, President and Director
Ronald J. Artinian	75	Chairman of the Board and Director
David F. McBride, Esq.	76	Director
John A. Aiello, Esq.	74	Secretary and Director
Justin F. Meng	45	Director
David B. Hekemian	57	Director
Richard J. Aslanian	63	Director
Allan Tubin	85	Chief Financial Officer and Treasurer

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

Biographical Information

Robert S. Hekemian, Jr. has served as a director since 2007, and he was appointed as Chief Executive Officer of FREIT in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT. Mr. Hekemian was additionally appointed to the office of President of FREIT in February 2019. Mr. Hekemian’s current term as a member of the Board is scheduled to expire at the 2026 annual meeting of FREIT’s stockholders and his term as President and Chief Executive Officer will expire at such time as his successor qualifies and is appointed. Mr. Hekemian has been involved in real estate activities for over 40 years, including property management, leasing, mortgage financing, construction and acquisitions of multifamily residential and commercial properties located throughout the Northeast and Mid-Atlantic regions of the United States. He has served as Chief Executive Officer of Hekemian & Co. since 2021. From 2004 to 2020, Mr. Hekemian served as President and Chief Operating Officer of Hekemian & Co. From 1983 to 2003, Mr. Hekemian served as Executive Vice President of Hekemian & Co. Mr. Hekemian is principally responsible for identifying real estate acquisitions and evaluating the performance of the real estate properties managed by Hekemian & Co. with a view toward strategic decision making. Mr. Hekemian formerly served on the Board of Oritani Bank and was Chair of the Loan Committee. Mr. Hekemian is a member of the Board of Governors, Hackensack University Medical Center and a former director of the Hackensack University Medical Center Foundation. He formerly served on the Board of the New York Philharmonic and was the former Chairman of the Bergen County Community College Foundation. Mr. Hekemian was appointed Condemnation Commissioner by the State of New Jersey and has served on various corporate and charitable committees. He is a Board Member of the Meridian School of Medicine and Chairs the Student Affairs Committee. Mr. Hekemian earned a Bachelor of Science in Business Administration from American University and graduated as a MIT Sloan Fellow from the MIT Sloan School with a Master of Science in Management.

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

David F. McBride, Esq. has served as a director since 2007. His current term as a member of the Board is scheduled to expire at the 2026 annual meeting of FREIT’s stockholders. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as Chairman of its board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. Since 1998, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018. Mr. McBride earned a Bachelor of Arts in Economics from Georgetown University and a Juris Doctor from the Georgetown University Law School.

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

Justin F. Meng has served as a director since February 2016.  His current term as a member of the Board is scheduled to expire at the 2025 annual meeting of FREIT’s stockholders. Mr. Meng is a Co-Founder of V3 Capital Management L.P., an investment firm focused on publicly-traded real estate securities, where he served as Managing Partner from 2011 to 2023.  Previously, he was Partner and Head of REIT Research for High Rise Capital Management, L.P., where he worked from 2005 to 2011.  From 2002 to 2005, Mr. Meng served as an Associate at J.P. Morgan Asset Management in the Real Estate Investment Group, where he worked both in the acquisitions and asset management departments.  From 2000 to 2002, he served as an Analyst at J.P. Morgan Asset Management in their Fixed Income Group. Mr. Meng earned a Bachelor of Science in Mechanical Engineering from Brown University and a Master of Science in Real Estate Development from New York University. Mr. Meng is a CFA charterholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FREIT’s executive officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and stockholders holding more than 10% of the Shares are required by SEC regulation to furnish FREIT with copies of all Forms 3, 4 and 5 they file. Based solely on FREIT’s review of the copies of such forms it has received, FREIT believes that all of its directors, executive officers and stockholders holding more than 10% complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2023.

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

The Audit Committee held four meetings during fiscal 2023. The Audit Committee selects the independent registered public accounting firm (the “Independent Auditors”) to audit the books and accounts of FREIT. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Auditors. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquiries into the adequacy of FREIT’s financial and operating controls.

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

Compensation Discussion and Analysis

Overview

FREIT’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for FREIT, to reward their dedication, hard work and success and align their interests with the long-term interests of FREIT. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2023 Compensation” below.

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

As discussed under “Elements of Executive Compensation” below, FREIT did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2023.

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

Elements of Executive Compensation

There are three elements to the compensation of the executive officers of FREIT: (1) base salary; (2) the Equity Incentive Plan; and (3) the Amended and Restated Deferred Fee Plan (the “Deferred Fee Plan”). The Compensation Committee and the Board believe that base salary and the Equity Incentive Plan allow FREIT to accomplish its objectives of properly compensating the executive officers for their services to FREIT, rewarding the dedication, hard work and success of executive officers and aligning the interests of executive officers with the long-term interests of FREIT. The Deferred Fee Plan was terminated on November 3, 2022.

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees and equity compensation paid to the executive officers for their service as directors, FREIT does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Equity Incentive Plan is the only employee benefit plan maintained by FREIT. There are no employment contracts between FREIT and any of the executive officers, nor is there any compensatory plan or arrangement between FREIT and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with FREIT as an executive officer, or as a result of a change in control of FREIT. FREIT’s Equity Incentive Plan provides that in the event of (i) a “change in control” as such term is defined in the Equity Incentive Plan, or (ii) a sale of all or substantially all of the assets of the Trust, other than a sale of assets to a subsidiary or other affiliated entity of the Trust, all outstanding options granted under the Equity Incentive Plan shall become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As of October 31, 2023, there were 4,800 unexercised options collectively held by the Executive Officers and Directors of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

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

On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board has approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

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

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in FREIT. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permitted directors who are also executive officers of FREIT to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan were only permitted to defer amounts payable to them for their service as directors. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, are converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan are converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter will be determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 have been preserved in the form of cash and have not been converted into Share Units, although the interest that accrues on such existing balances from and after November 1, 2014 was converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend is paid by FREIT with respect to the Shares, each participant is credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend is paid with respect to the Shares in Shares, each participant is credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

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

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, continued to accrue in share units on each participant’s account until final payment was made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. The Deferred Fee Plan Termination Payment includes the amount deferred and earned under the Deferred Fee Plan during fiscal 2023 as described in the two following paragraphs.

As of October 31, 2022, the total payments related to the cash accounts of all participants was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. There are no remaining vested share units to be paid in the form of the issuance of stock.

During the fiscal year ended October 31, 2023, participants deferred a total of approximately $26,500 under the Deferred Fee Plan, consisting of approximately $0 of deferred director fees, $26,500 of accrued deferred interest and $0 representing dividends payable in respect of Share Units. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $26,500 deferred by all participants during the fiscal year ended October 31, 2023 converted into an aggregate amount of 1,630 Share Units, which were credited to the participants’ accounts. Additional information regarding the participants’ deferral of fees and the conversion of deferred amounts into Share Units credited to their accounts is set forth under “Fiscal 2023 Nonqualified Deferred Compensation” and “Fiscal 2023 Director Compensation” below.

Fiscal 2023 Compensation

With respect to compensation for the fiscal year ended October 31, 2021, the Compensation Committee recommended to the Board that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT be maintained at $400,000 per year, and that there be no adjustments to the compensation paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT, Ronald J. Artinian as the Chairman of the Board of FREIT or John A. Aiello as Secretary of FREIT.

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

With respect to compensation for the fiscal year ended October 31, 2023, the Compensation Committee recommended to the Board that effective March 9, 2023 the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT be increased to $600,000 per year from $500,000 per year and the base salary paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT be increased to $45,000 per year from $40,000 per year, the base salary paid to John A. Aiello as Secretary of FREIT be increased to $50,000 per year from $40,000 per year, and that there be no adjustment to the compensation paid to Ronald J. Artinian as the Chairman of the Board of FREIT.

The Compensation Committee considers the following factors, among other things, in the course of its review of the compensation for the executive officers: (a) compensation paid by other real estate investment trusts, both as a component of operating expenses and to ensure that FREIT’s compensation levels are competitive in the industry; (b) the duties and responsibilities of the executive officers and the value of the services provided by them; (c) FREIT’s operating results and financial condition, as well as the condition and prospects of the residential and commercial real estate markets; and (d) the results of the most recent stockholder advisory vote to approve the compensation of the executive officers, which was conducted at the 2023 annual meeting of FREIT’s stockholders.

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

As required by the rules and regulations of the SEC, at the 2023 annual meeting of stockholders, the stockholders were asked to approve an advisory resolution approving the compensation of the executive officers as disclosed and described in the Compensation Discussion and Analysis and the compensation tables and narratives contained in FREIT’s proxy statement used in connection with the annual meeting. The advisory resolution received the approval of approximately 74.6% of the votes cast on this proposal. The Compensation Committee and the Board concluded from the strong approval of the advisory resolution that the stockholders believe that FREIT’s compensation policies and the compensation paid to the executive officers are appropriate and reflective of FREIT’s objectives of aligning the interests of the executive officers with the long-term interests of FREIT. In accordance with the rules and regulations of the SEC, and based on the results of the vote by the stockholders at the 2023 annual meeting of stockholders on the frequency of such vote, the advisory vote by the stockholders to approve the compensation of the executive officers will occur again at the 2026 annual meeting of stockholders.

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

Executive Compensation and Financial Performance

As discussed above, the executive officers of FREIT are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of FREIT and FREIT’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2023 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2023, (B) the median of the total compensation of all other employees of FREIT, not including the Chief Executive Officer, for the fiscal year ended October 31, 2023, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2023, excluding the Chief Executive Officer, FREIT had twenty-six (26) employees, including twenty-one (21) full-time employees (including the Pierre TIC), two (2) part-time and seasonal employees, and three (3) executive officers.

Chief Executive Officer compensation (A)	$643,644
Median compensation of all employees (not including Chief Executive Officer) (B)	$51,486
Ratio of (A) to (B)	12.50

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2023, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of FREIT at any time during the fiscal year ended October 31, 2023 nor have any of them ever served as an executive officer of FREIT in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10K report.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of FREIT (the “Executive Officers”) as of October 31, 2023, 2022 and 2021 for services in all capacities to FREIT for the 2023, 2022 and 2021 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Jr., President and Chief Executive Officer	2023	$564,888 (4)	$ —	$20,000	$ —	$ —	$ —	$58,756 (5)	$643,644
	2022	$500,000	$ —	$ —	$ —	$ —	$ —	$330,779 (5)	$830,779
	2021	$400,000	$ —	$ —	$ —	$ —	$ —	$68,758 (5)	$468,758
Allan Tubin, Treasurer and Chief Financial Officer	2023	$43,244 (4)	$ —	$ —	$ —	$ —	$ —	$ —	$43,244
	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$ —	$40,000
	2021	$30,000	$ —	$ —	$ —	$ —	$ —	$ —	$30,000
John A. Aiello, Esq., Secretary	2023	$46,489 (4)	$ —	$20,000	$ —	$ —	$ —	$60,222 (6)	$126,711 (7)
	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$78,000 (6)	$118,000 (7)
	2021	$40,000	$ —	$ —	$ —	$ —	$ —	$75,000 (6)	$115,000 (7)
(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2023, 2022 and 2021.
(2)	Represents payment to the Executive Officers for their services as Executive Officers of FREIT.
(3)	On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board has approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.
(4)	On March 9, 2023, with respect to compensation for the fiscal year ended October 31, 2023, the Compensation Committee recommended to the Board and the Board approved that the base salary paid to Robert S. Hekemian, Jr. for his service as Chief Executive Officer of FREIT be increased to $600,000 per year from $500,000 per year, the base salary paid to Allan Tubin as Chief Financial Officer and Treasurer of FREIT be increased to $45,000 per year from $40,000 per year and the base salary paid to John A. Aiello as Secretary of FREIT be increased to $50,000 per year from $40,000 per year. The increased amounts were paid on a prorated basis for Fiscal 2023.
(5)	Of these amounts: $3,034, $10,822 and $7,531 represent accrued interest earned in the fiscal years ended October 31, 2023, 2022 and 2021, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. pursuant to the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $55,722, $52,500 and $0 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2023, 2022 and 2021, respectively, as consideration for his service on the Board and, if applicable, its committees; $0, $4,000 and $55,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2023, 2022 and 2021, respectively, as consideration for his service on the Board and, if applicable, its committees but deferred pursuant to the terms of the Deferred Fee Plan; and $0, $263,457 and $6,227 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2023, 2022 and 2021, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $3,034 deferred for the fiscal year ended October 31, 2023 converted into an aggregate of 186 Share Units, $278,279 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2022 converted into an aggregate of 15,081 Share Units, and $68,758 deferred

(including dividends earned on deferral) for the fiscal year ended October 31, 2021 converted into an aggregate of 3,820 Share Units. See “Amended and Restated Deferred Fee Plan” above.
(6)	For the period from November 1, 2023 through March 9, 2023 and during the fiscal years ended October 31, 2022 and 2021, the Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.
(7)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2023, 2022 and 2021, Mr. Aiello paid to the law firm the retainer and meeting fees he received in connection with his services as Secretary of FREIT during the fiscal years ended October 31, 2023, 2022 and 2021.

The following table sets forth information concerning the compensation of the Executive Officers that was deferred pursuant to the Deferred Fee Plan, described under “Amended and Restated Deferred Fee Plan” above, for the fiscal year ended October 31, 2023:

FISCAL 2023 NONQUALIFIED DEFERRED COMPENSATION

Name (1)	(a) Executive Contributions in Last FY (2) ($)	(b) Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Robert S. Hekemian, Jr.	$ —	$ —	$3,034	$1,013,287	$ —

Allan Tubin	$ —	$ —	$ —	$ —	$ —

John A. Aiello, Esq.	$ —	$ —	$ —	$ —	$ —

(1)	Effective November 1, 2000, the Board adopted the Deferred Fee Plan for its executive officers and its directors. The Deferred Fee Plan was amended and restated on December 30, 2008, effective as of December 31, 2008, and further amended and restated on September 4, 2014, effective beginning November 1, 2014. Prior to the amendments that went into effect beginning November 1, 2014, the Deferred Fee Plan permitted any executive officer or director to elect to defer receipt of any executive officer, director retainer, meeting attendance, or property site inspection fee. As a result of the amendments to the Deferred Fee Plan that went into effect on November 1, 2014, participants in the Deferred Fee Plan who are also Executive Officers of FREIT are only permitted to defer amounts paid to them in their capacities as directors, and are not permitted to defer amounts paid to them in their capacities as Executive Officers. On November 4, 2021, the Board approved the termination of the Deferred Fee Plan. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. There were no remaining vested share units to be paid in the form of the issuance of stock. Please see the full discussion of the Deferred Fee Plan under “Amended and Restated Deferred Fee Plan” above.

(2)	All amounts reported in columns (a) and (b) are reported in the “Summary Compensation Table” above as compensation to the named executive officers in their capacities as members of the Board in the fiscal year ended October 31, 2023.

The following table sets forth information concerning the conversion into Share Units of deferred fees, accrued deferred interest and dividends payable with respect to credited Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2023, and the aggregate number of credited Share Units, for each executive officer individually.

Participant	Aggregate Deferred Fees for FY 2023	Accrued Deferred Interest for FY 2023	Dividends Payable on Credited Share Units for FY 2023	Share Units Credited for FY 2023	Distribution of Share Units for FY 2023	Aggregate Share Units Credited
Robert S. Hekemian, Jr.	$3,034	$ —	$ —	186	41,440	—
Allan Tubin	$ —	$ —	$ —	—	—	—
John A. Aiello, Esq.	$ —	$ —	$ —	—	—	—

See “Amended and Restated Deferred Fee Plan” above for more information concerning the terms and provisions of the Deferred Fee Plan and the information set forth in these tables.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options and the number of securities remaining available for issuance, as of October 31, 2023 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1)	8,440	$9.21	433,030
Equity compensation plans not approved by stockholders	—	—	—
Total	8,440	$9.21	433,030

(1)	FREIT currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Hekemian, Jr.	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Allan Tubin	—	—	—	—	—	—	—	—	—
John A. Aiello, Esq.	—	—	—	—	—	—	—	—	—

Fiscal 2023 Option Exercises and Stock Vested

In Fiscal 2023, options with respect to 49,200 shares were exercised by current Executive Officers and directors for an aggregate amount of approximately $514,000.

Director Compensation

From November 1, 2023 through March 9, 2023, each director was entitled to receive (a) an annual retainer fee of $35,000 per year; (b) a per meeting attendance fee of $1,500 per meeting of the Board and each committee of which a director is a member; (c) a $1,000 per meeting fee for telephonic meetings of the Board and each committee; and (d) a site inspection fee of $1,000 per site inspection. The Chairman of the Board was entitled to receive an additional annual retainer in the amount of $30,000 and a per meeting attendance fee of $1,800 per meeting of the Board, and the Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive per meeting attendance fees of $1,800 per meeting of the Audit Committee and Compensation Committee. The Chairman of the Audit Committee and the Chairman of the Compensation Committee were entitled to receive an additional annual retainer fee of $10,000 and $7,500, respectively.

Effective March 9, 2023, the Board approved the following adjustments to compensation to be paid to the members of FREIT’s Board for services rendered and to be rendered in 2023 as follows: (a) an award to each member of the Board under the FREIT Equity Incentive Plan of shares of FREIT Common Stock, $.01 par value, having a value of $20,000, in lieu of cash compensation; (b) an increase in the annual retainer paid to members of the Board from $35,000 to $60,000; (b) an increase in the annual retainer for the Chairman of the Audit Committee from $10,000 to $15,000; (c) an increase in the annual retainer for the Chair of the Compensation Committee of the Board from $7,500 to $10,000; (d) payment of an annual retainer to each member of the Nominating, Audit and Compensation Committees of the Board in the amount of $2,500; and (e) the elimination of the payment of per meeting participation fees for the Board and Committees of the Board. Based on the closing price of FREIT’s shares on March 9, 2023 of $15.50 per share, each director was awarded 1,290 shares of FREIT Common Stock. The increased fees were paid on a prorated basis in Fiscal 2023.

The directors were entitled to defer all or any part of their retainer, meeting and site inspection fees pursuant to the terms of the Deferred Fee Plan. On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment of each participant’s Deferred Fee Plan

Termination Payment must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, will continue to accrue in share units on each participant’s account until final payment is made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. The Deferred Fee Plan Termination Payment includes the amount deferred and earned under the Deferred Fee Plan during fiscal 2023 as described in the following two paragraphs.

As of October 31, 2022, the total payments related to the cash accounts of all participants was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. There are no remaining vested share units to be paid in the form of the issuance of stock.

For the fiscal year ended October 31, 2023, directors (including the directors who were also Executive Officers during the fiscal year ended October 31, 2023) elected to defer an aggregate amount of approximately $26,500 of accrued interest payable to them, which amount was converted into an aggregate of 1,630 Share Units during the fiscal year ended October 31, 2023. See “Elements of Executive Compensation – Amended and Restated Deferred Fee Plan” under “Executive Compensation - Compensation Discussion and Analysis” above.

For the fiscal year ended October 31, 2023, FREIT paid an aggregate of $453,474 of annual retainer fees, meeting attendance fees and site inspection fees to the directors in cash and $140,000 in stock awards for their services to the Board and its committees.

FISCAL 2023 DIRECTOR COMPENSATION (1)

Name	Paid and Deferred Fees Earned ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
Ronald J. Artinian	$82,861 (4)	$20,000	$ —	$ —	$ —	$ —	$102,861 (4)
David F. McBride	$79,971	$20,000	$ —	$ —	$ —	$ —	$99,971
Justin F. Meng	$66,466	$20,000	$ —	$ —	$ —	$ —	$86,466
David B. Hekemian	$55,722	$20,000	$ —	$ —	$ —	$ —	$75,722
Richard J. Aslanian	$69,588	$20,000	$ —	$ —	$ —	$ —	$89,588
(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2023 in connection with their positions as directors.

(2)	On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board has approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

(3)	Effective November 1, 2014, the Deferred Fee Plan was amended to provide that the interest rate was equal to the average interest rate on ten-year Treasury bonds plus 150 basis points. The Deferred Fee Plan was also amended to provide that accrued deferred interest from and after November 1, 2014 would be converted into Share Units equivalent to Shares on a monthly basis. On November 4, 2021, the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. See “Amended and Restated Deferred Fee Plan” above for a description of the amendments to the Deferred Fee Plan.

(4)	Does not include annual retainer of $30,000 paid to Mr. Artinian in cash in his capacity as Chairman of the Board.

The following table sets forth information concerning the conversion of deferred fees and accrued deferred interest into Share Units under the Deferred Fee Plan during the fiscal year ended October 31, 2023 for each director who participated in the Deferred Fee Plan during the fiscal year ended October 31, 2023, except that the information concerning the participation of Robert S. Hekemian, Jr. and John A. Aiello, Esq., in the Deferred Fee Plan in their capacities as directors is set forth under “Executive Compensation” above.

Participant	Aggregate Deferred Fees for FY 2023	Accrued Deferred Interest for FY 2023	Dividends Paid on Credited Share Units for FY 2023	Share Units Credited for FY 2023	Distribution of Share Units	Aggregate Share Units Credited
Ronald J. Artinian	$ —	$9,573	$ —	590	72,775	—
David F. McBride	$ —	$3,005	$ —	185	53,798	—
Justin F. Meng	$ —	$ —	$ —	—	33,950	—
David B. Hekemian	$ —	$ —	$ —	—	14,645	—
Richard J. Aslanian	$ —	$ —	$ —	—	21,280	—
Totals	$ —	$12,578	$ —	775	196,448	—

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of FREIT’s outstanding Shares, (ii) each of FREIT’s directors and executive officers and (iii) all of FREIT’s directors and executive officers as a group, each as of January 29, 2024 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days (5)	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	544,157	(6)	1,000	545,157	(6)	7.3%
David F. McBride, Esq. (4)	79,088	(7)	—	79,088	(7)	1.1%
Robert S. Hekemian, Jr. (4)(8)	365,878	(9)	—	365,878	(9)	4.9%
John A. Aiello, Esq. (4)(8)	25,290		—	25,290		*
Justin F. Meng (4)	69,240	(10)	—	69,240	(10)	*
David B. Hekemian (4)	506,511	(11)	—	506,511	(11)	6.8%
Richard J. Aslanian (4)	47,970		3,800	51,770		*
Allan Tubin (8)	13,662		—	13,662		*
All directors and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,549,580	(12)	4,800	1,554,380	(12)	20.9%

* Shares beneficially owned do not exceed 1 E issued and outstanding Shares.

(1)	All directors and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, Suite 400, Hackensack, New Jersey 07601. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.
(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.
(3)	Based on 7,449,583 Shares outstanding as of January 29, 2024.
(4)	A director of FREIT.
(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after January 29, 2024.
(6)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,550 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership. Includes an aggregate of 383,388 shares pledged as collateral with two banking institutions to secure certain personal indebtedness.
(7)	Includes 4,000 Shares held by Mr. McBride’s wife.
(8)	An executive officer of FREIT.

(9)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and of which Mr. Hekemian is trustee, and (iv) 78,917 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Also includes 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.

(10)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.
(11)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 22,506 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,470 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children, (vi) an aggregate of 45,000 shares held by Edelen Associates, a partnership in which Mr. Hekemian is a partner, and (vii) 84,916 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 2,750 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.
(12)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 102,216 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and directors as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and director, since calculating the aggregate number of Shares beneficially owned by all executive officers and directors as a group on that basis would result in the 102,216 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 102,216 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; DIRECTOR INDEPENDENCE

Of the seven members of the Board, Ronald J. Artinian, David F. McBride, Justin F. Meng and Richard J. Aslanian qualify as “independent directors” in accordance with the applicable NASDAQ Listing Rules and SEC rules. Each of the directors serving on committees of the Board: (Nominating Committee- Ronald J. Artinian, Justin F. Meng and David F. McBride); (Compensation Committee-David F. McBride, Justin F. Meng and Richard J. Aslanian); and (Audit Committee-Ronald J. Artinian, David F. McBride and Richard J. Aslanian) qualifies as an “independent director” in accordance with the applicable NASDAQ Listing Rules and SEC rules.

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

On April 10, 2002, FREIT and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2025. FREIT may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from FREIT, or (iii) in the event of an acquisition of FREIT where FREIT ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 1.25 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT (the “M&A Termination Fee”). On March 9, 2023, the Board approved an amendment to the Management Agreement (the “Second Amendment”) which provides, among other things, that the M&A Termination Fee shall be increased from 1.25 times the Termination Fee to 2.5 times the Termination Fee.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the managing agent may be called upon to perform. During the fiscal year ended October 31, 2023, FREIT incurred to Hekemian & Co. management and other fees in the approximate aggregate amount of $2,474,000, which includes the management fees of approximately $1,342,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $1,132,000. Included in other fees for the fiscal year ended October 31, 2023 are commissions payable to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; $127,500 for refinancing of the loan on the Westwood Hills property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property.

FREIT also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $166,000 in the fiscal year ended October 31, 2023.

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

FREIT owns a 60% equity interest in, and is the managing member of, Grande Rotunda, which was the owner of the Rotunda property. Rotunda 100, LLC (“Rotunda 100”), owns a 40% equity interest in Grande Rotunda. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Rotunda 100. In July 2005, Grande Rotunda completed the acquisition of the Rotunda for a purchase price of approximately $31 million (inclusive of transaction costs), which was financed, in part, from an acquisition loan in the amount of $22.5 million, and the balance of which was contributed in cash by the members of Grande Rotunda in proportion to their membership interests. As an incentive to the employees of Hekemian & Co. to identify and provide real estate investment opportunities for FREIT, FREIT advanced to the employees of Hekemian & Co. who are members of Rotunda 100 (including Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian), 50% of the amount of the equity capital required to be contributed by them to Rotunda 100 in connection with the acquisition and operation of the Rotunda. FREIT initially loaned an aggregate amount of approximately $1,900,000 to those Hekemian & Co. employees (including approximately $1,800,000 to Robert S. Hekemian, Jr., David B. Hekemian and Allan Tubin) and certain other members of the immediate family of the late Robert S. Hekemian with respect to their equity capital contributions (the “Rotunda Notes”). On May 8, 2008, the Board approved amendments to the loan agreements to increase the aggregate amount of the loans to $4,000,000 (which increased the aggregate amount loaned to Robert S. Hekemian, Jr., David B. Hekemian, Allan Tubin and certain other members of the immediate family of the late Robert S. Hekemian in connection with the Rotunda Notes to $3,800,000 from the initial aggregate amount of $1,800,000). These loans bore interest that floated at 225 basis points over the 90-day London Interbank Offered Rate (“LIBOR”), as adjusted each November 1, February 1, May 1 and August 1, and the loans were secured by such employees’ membership interests in Rotunda 100. The Rotunda Notes originally provided for payments of accrued interest on a quarterly basis, with no principal payments required during the term of the Rotunda Notes, except that the borrowers were required to pay to FREIT all refinancing proceeds and other cash flow they received from their interests in Grande Rotunda. The Rotunda Notes were originally scheduled to mature at the earlier of (a) 10 years after issue, on June 19, 2015 and (b) at the election of FREIT, 90 days after the borrower terminated employment with Hekemian & Co., at which time all outstanding unpaid amounts would be due. On June 4, 2015, the Board approved an extension of the terms of each of the Rotunda Notes to the earlier to occur of (a) June 19, 2018 and (b) the day that is 5 days after Grande Rotunda closes on a permanent mortgage loan secured by the Rotunda property. On December 7, 2017, the Board approved amendments to the Rotunda Notes to further extend the term of each of the Rotunda Notes to the date or dates upon which Grande Rotunda makes distributions of cash to its members as a result of either a refinancing of Grande Rotunda’s indebtedness or a sale of Grande Rotunda or all or a portion of the real property owned by it; provided, that the Rotunda Notes will mature only to the extent of such distributions to the maker of the Rotunda Notes. Pursuant to the December 7, 2017 amendments, distributions of cash as a result of events other than a refinancing of the indebtedness of Grande Rotunda or sale of the Rotunda property will not result in the maturation of the Rotunda Notes. On December 30, 2021, the Rotunda Property was sold and the net sales proceeds were distributed to the equity owners in Grande Rotunda. In Fiscal 2022, approximately $5.3 million of the secured loans receivable (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest related to the Rotunda 100 notes.

Grande Rotunda did not pay Hekemian & Co. management fees during the fiscal year ended October 31, 2023. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $189,000, which is included in the $1,132,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2023.

Prior to the refinancing of the Wells Fargo construction loan for the Rotunda property with a new loan from Aareal Capital Corporation, FREIT and Rotunda 100, as the 60% and 40% owners of Grande Rotunda, respectively, had been contributing their respective pro-rata share of Grande Rotunda’s cash needs through loans to Grande Rotunda. On December 30, 2021, the Rotunda Property was sold and Grande Rotunda repaid loans including accrued interest of approximately $31 million to the equity owners in Grande Rotunda. In Fiscal 2022, all loans were repaid in full to each of the equity owners in Grande Rotunda.

FREIT owns a 70% equity interest in, and is the managing member of, Damascus Centre, which was the owner of the 144,000 square foot shopping center located in Damascus, Maryland. Damascus 100, LLC (“Damascus 100”), owns a 30% equity interest in Damascus Centre. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Damascus 100. On January 10, 2022, the property owned by Damascus Centre was sold. Damascus Centre did not pay Hekemian & Co. any management fees or leasing commissions during the fiscal year ended October 31, 2023.

FREIT owns a 40% membership interest in Westwood Hills, LLC (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a director of FREIT; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the Estate of Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of Hekemian family; and two former directors of FREIT. Pursuant to the terms of an operating agreement, FREIT is the managing member of Westwood Hills. Hekemian & Co. currently serves as the managing agent for Westwood Hills. During the fiscal year ended October 31, 2023, Westwood Hills paid Hekemian & Co. approximately $268,000 in management fees, which is included in the $1,342,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2023 mentioned above.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. FREIT is the managing member of Wayne PSC. Wayne PSC owns a 322,000 square foot shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the managing agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2023, Wayne PSC paid Hekemian & Co. approximately $137,000 in management fees, which is included in the $1,342,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2023 mentioned above. Pursuant to the terms of the Management Agreement, Wayne PSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $27,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $1,132,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2023.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman, Chief Executive Officer and consultant to FREIT and a former shareholder and officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, FREIT allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2023, the Pierre Towers TIC paid Hekemian & Co. approximately $418,000 in management fees. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $51,000 for such insurance services for the fiscal year ended October 31, 2023.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. FREIT is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, is secured by FREIT’s Westwood Plaza property and was scheduled to mature on February 1, 2023. Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. This mortgage loan was negotiated at arm’s length and was on standard terms. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%).

FREIT retained the law firm of Giordano, Halleran & Ciesla, P.C during the fiscal year ended October 31, 2023 to furnish legal services. John A. Aiello, a director and Secretary of FREIT, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2023, Giordano, Halleran & Ciesla, P.C. received $255,950 in fees from FREIT and its affiliates for its services. In addition, Mr. Aiello paid to the law firm the amount of $50,989, representing retainer and meeting fees, which Mr. Aiello received in connection with his services as the Secretary of FREIT during the fiscal year ended October 31, 2023.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to FREIT totaled $408,000 for the fiscal year ended October 31, 2023 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2023. Audit fees billed by EisnerAmper LLP to FREIT totaled $388,000 for the fiscal year ended October 31, 2022 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2022.

Audit-Related Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any audit-related fees during the fiscal years ended October 31, 2023 and 2022.

Tax Fees

In the fiscal year ended October 31, 2023, EisnerAmper LLP billed FREIT $50,000 for the preparation of FREIT’s 2022 tax return. In the fiscal year ended October 31, 2022, EisnerAmper LLP billed FREIT $46,000 for the preparation of FREIT’s 2021 tax return.

All Other Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any other services during the fiscal years ended October 31, 2023 and 2022.

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm (PCAOB 274)	70-71

(ii) Consolidated Balance Sheets as of October 31, 2023 and 2022	72

(iii) Consolidated Statements of Income for the years ended October 31, 2023, 2022 and 2021	73

(iv) Consolidated Statements of Comprehensive Income for the years ended October 31, 2023, 2022 and 2021	74

(v) Consolidated Statements of Equity for the years ended October 31, 2023, 2022 and 2021	75

(vi) Consolidated Statements of Cash Flows for the years ended October 31, 2023, 2022 and 2021	76

(vii) Notes to Consolidated Financial Statements	77

(b) Financial Statement Schedule:

(i) III - Real Estate and Accumulated Depreciation	97-98

(c) Exhibits:

See Index to Exhibits.	99

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey, Inc.
Dated: January 29, 2024	By: /s/ Robert S. Hekemian, Jr.
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

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 29, 2024
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Director
/s/ Allan Tubin	Chief Financial Officer and	January 29, 2024
Allan Tubin	Treasurer (Principal Financial / Accounting Officer)
/s/ Ronald J. Artinian	Chairman of the Board and Director	January 29, 2024
Ronald J. Artinian
/s/ David F. McBride	Director	January 29, 2024
David F. McBride
/s/ John A. Aiello	Director	January 29, 2024
John A. Aiello
/s/ Justin F. Meng	Director	January 29, 2024
Justin F. Meng
/s/ David B. Hekemian	Director	January 29, 2024
David B. Hekemian
/s/ Richard J. Aslanian	Director	January 29, 2024
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Real Estate Investment Trust of New Jersey, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey, Inc. and Subsidiaries (the “Company”) as of October 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2023, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

As of October 31, 2023, the Company had real estate, net of accumulated depreciation (including construction in progress), of approximately $94.5 million. As more fully described in Note 1 to the financial statements, the Company evaluates its real estate for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets may be less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. When it is determined that the carrying value of an asset is not recoverable, an impairment loss is then calculated by comparing the fair value of the asset to its carrying amount. Estimates of undiscounted cash flows or fair value are sensitive to changes in assumptions and judgements, the outcome of which could vary significantly.

We identified the impairment evaluation for the Company’s commercial properties (including construction in progress), having a net book value of approximately $35.5 million, as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of these properties. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, holding periods, capitalization rates and residual values.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment evaluation. Our procedures included, among others, assessing the methodologies applied, identifying the existence of any triggering events, comparing the recoverability analysis to the carrying value by property and evaluating the reasonableness of significant estimates and assumptions including future operating income, holding periods, capitalization rates and residual values, and considered if they were reasonable considering the past and current performance of the property and if consistent with evidence obtained in other areas of the audit. We tested the completeness and accuracy of the underlying data used by management in its evaluation. We held discussions with management about the current status of the commercial properties to understand how management’s significant estimates and assumptions were developed considering potential future market conditions. In addition, we evaluated the mathematical accuracy of the calculations included in the Company’s evaluation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2006.

EISNERAMPER LLP

New York, New York

January 29, 2024

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2023	2022
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$93,617	$95,875
Construction in progress	898	688
Cash and cash equivalents	13,217	49,578
Investment in U.S. Treasury securities available-for-sale	23,593	—
Investment in tenancy-in-common	18,137	18,798
Tenants' security accounts	962	1,038
Receivables arising from straight-lining of rents	690	790
Accounts receivable, net of allowance for doubtful accounts of $1,090 and $1,126 as of October 31, 2023 and 2022, respectively	559	802
Funds held in post-closing escrow	883	6,251
Prepaid expenses and other assets	4,912	3,176
Deferred charges, net	311	244
Interest rate swap contracts	1,336	1,409
Total Assets	$159,115	$178,649

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of October 31, 2023 and 2022	$138,179	$139,217
Less unamortized debt issuance costs	1,117	1,145
Mortgages payable, net	137,062	138,072

Deferred director compensation payable	—	2,317
Accounts payable and accrued expenses	1,275	1,306
Dividends payable	372	10,573
Tenants' security deposits	1,262	1,285
Deferred revenue	668	357
Total Liabilities	140,639	153,910

Commitments and contingencies (Note 7)

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,449,583 and 7,048,344 shares issued plus 0 and 272,882 vested share units granted to directors at October 31, 2023 and 2022, respectively	74	73
Additional paid-in-capital	32,074	30,635
Accumulated deficit	(8,968)	(6,208)
Accumulated other comprehensive income	1,336	1,409
Total Common Equity	24,516	25,909
Noncontrolling interests in subsidiaries	(6,040)	(1,170)
Total Equity	18,476	24,739
Total Liabilities and Equity	$159,115	$178,649

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2023	2022	2021
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$25,522	$28,453	$44,160
Reimbursements	2,357	2,383	5,468
Sundry income	465	435	663
Total revenue	28,344	31,271	50,291

Expenses:
Operating expenses	10,764	12,631	17,249
Management fees	1,342	1,451	2,178
Real estate taxes	5,891	6,202	8,062
Depreciation	2,944	3,995	9,300
Total expenses	20,941	24,279	36,789

Investment income	1,013	358	116
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	—
Net realized gain on Wayne PSC interest rate swap termination	—	1,415	—
Loss on investment in tenancy-in-common	(271)	(228)	(295)
Interest expense including amortization of deferred financing costs	(7,717)	(8,064)	(12,276)
Net (loss) income	(575)	69,244	1,047

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)	(120)

Net income attributable to common equity	$760	$45,992	$927

Earnings per share:
Basic	$0.10	$6.52	$0.13
Diluted	$0.10	$6.45	$0.13

Weighted average shares outstanding:
Basic	7,441	7,055	7,019
Diluted	7,447	7,132	7,022

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2023	2022	2021
	(In Thousands of Dollars)

Net (loss) income	$(575)	$69,244	$1,047

Other comprehensive (loss) income:
Unrealized gain on interest rate cap and swap contracts before reclassifications	547	4,306	1,360
Amount reclassified from accumulated other comprehensive income to realized gain on termination of interest rate swap	—	(1,415)	—
Amount reclassified from accumulated other comprehensive income to interest expense	(620)	826	1,256
Net unrealized (loss) gain on interest rate cap and swap contracts	(73)	3,717	2,616
Comprehensive (loss) income	(648)	72,961	3,663

Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)	(120)

Other comprehensive loss (income) :
Unrealized gain on interest rate cap and swap contracts attributable to noncontrolling interests in subsidiaries	—	(291)	(647)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,543)	(767)
Comprehensive income attributable to common equity	$687	$49,418	$2,896

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Equity
	Beneficial Interest		Treasury Shares at Cost		Common Stock		Additional Paid-In-	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Common	Noncontrolling Interests in	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Equity	Subsidiaries	Equity
	(In Thousands, Except Per Share Amounts)

Balance at October 31, 2020	7,145	$27,960	137	$(2,863)	—	$—	$—	$13,791	$(3,986)	$34,902	$(4,039)	$30,863

Stock based compensation expense		31					11			42		42

Vested share units granted to directors, including $42 in dividends declared payable in share units ($0.25 per share)	14	231			14	1	256			488		488

Vested share units issued to retired director*	(4)	(72)	(4)	72						—		—

Distributions to noncontrolling interests in subsidiaries										—	(1,350)	(1,350)

Net income								927		927	120	1,047

Dividends declared, including $42 payable in share units ($0.25 per share)								(1,755)		(1,755)		(1,755)

Reincorporation of First Real Estate Investment Trust of New Jersey with and into FREIT (See Note 1)	(7,155)	(28,150)	(133)	2,791	7,022	70	25,289			—		—

Net unrealized gain on interest rate cap and swap contracts									1,969	1,969	647	2,616

Balance at October 31, 2021	—	—	—	—	7,036	71	25,556	12,963	(2,017)	36,573	(4,622)	31,951

Stock based compensation expense							1,192			1,192		1,192

Vested share units granted to directors, including $1,741 in dividends declared payable in share units ($9.20 per share)					100	1	1,860			1,861		1,861

Stock options exercised					185	1	2,027			2,028		2,028

Distributions to noncontrolling interests in subsidiaries										—	(20,091)	(20,091)

Net income								45,992		45,992	23,252	69,244

Dividends declared, including $1,741 payable in share units ($9.20 per share)								(65,163)		(65,163)		(65,163)

Net unrealized gain on interest rate cap and swap contracts									3,426	3,426	291	3,717

Balance at October 31, 2022	—	—	—	—	7,321	73	30,635	(6,208)	1,409	25,909	(1,170)	24,739

Stock based compensation expense							11			11		11

Vested share units granted to directors					2		26			26		26

Stock awards granted to directors					9		140			140		140

Stock options exercised					118	1	1,262			1,263		1,263

Distributions to noncontrolling interests in subsidiaries										—	(3,535)	(3,535)

Net income (loss)								760		760	(1,335)	(575)

Dividends declared								(3,520)		(3,520)		(3,520)

Net unrealized loss on interest rate swap contracts									(73)	(73)		(73)

Balance at October 31, 2023	—	$—	—	$—	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

 * Represents the issuance of treasury shares to retired director for share units earned.

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2023	2022	2021
	(In Thousands of Dollars)
Operating activities:
Net (loss) income	$(575)	$69,244	$1,047
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) on sale of Maryland properties	1,003	(68,771)	—
Depreciation	2,944	3,995	9,300
Amortization	612	1,104	1,653
Stock based compensation expense	11	1,192	42
Directors fees and related interest paid in stock units	26	120	446
Stock awards granted to directors	140	—	—
Loss on investment in tenancy-in-common	271	228	295
Deferred rents - straight line rent	100	(18)	230
Deferred real estate tax appeal fees	—	35	—
Bad debt expense	16	361	361
Accreted interest on investment in U.S. Treasury securities	(353)	—	—
Changes in operating assets and liabilities:
Tenants' security accounts	(23)	(754)	(75)
Accounts receivable, prepaid expenses and other assets	152	2,571	(363)
Accounts payable, accrued expenses and deferred director compensation payable	(1,954)	(1,159)	(7)
Deferred revenue	311	(786)	100
Due to affiliate - accrued interest	—	(47)	(808)
Deferred interest on mortgages	—	—	(2)
Net cash provided by operating activities	2,681	7,315	12,219
Investing activities:
(Cash outlays) proceeds from sale of Maryland properties, net	(1,003)	245,763	—
Purchase of U.S. Treasury securities	(38,444)	—	—
Proceeds from maturities of U.S. Treasury securities	15,204	—	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	5,316	—
Capital improvements - existing properties	(1,290)	(1,570)	(1,936)
Deferred leasing costs	(170)	(173)	(279)
Distribution from investment in tenancy-in-common	390	357	423
Net cash (used in) provided by investing activities	(25,313)	249,693	(1,792)
Financing activities:
Repayment of mortgages	(26,538)	(194,559)	(5,962)
Proceeds from mortgage loan refinancings	25,500	32,500	—
Proceeds from exercise of stock options	1,263	2,028	—
Deferred financing costs	(481)	(691)	(699)
Due to affiliate - loan proceeds	—	300	—
Due to affiliate - loan repayment	—	(3,505)	(1,861)
Dividends paid	(13,721)	(53,535)	(1,027)
Distributions to noncontrolling interests in subsidiaries	(3,535)	(20,091)	(1,350)
Net cash used in financing activities	(17,512)	(237,553)	(10,899)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,144)	19,455	(472)
Cash, cash equivalents and restricted cash, beginning of year	58,500	39,045	39,517
Cash, cash equivalents and restricted cash, end of year	$18,356	$58,500	$39,045

Supplemental disclosure of cash flow data:
Interest paid	$7,182	$7,134	$10,965
Supplemental schedule of non cash activities:
Operating activities:
Commercial tenant security deposits applied to accounts receivable	$—	$—	$10
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$210	$33	$125
Financing activities:
Retirement of treasury stock	$—	$—	$2,791
Dividends declared but not paid	$372	$10,573	$686
Dividends paid in share units	$—	$1,741	$42
Vested share units issued to retired director	$—	$—	$72

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

Cash and cash equivalents	$13,217	$49,578	$35,891
Tenants' security accounts	962	1,038	1,340
Funds held in post-closing escrow	883	6,251	—
Mortgage escrows (included in prepaid expenses and other assets)	3,294	1,633	1,814
Total cash, cash equivalents and restricted cash	$18,356	$58,500	$39,045

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

Recently issued accounting standards:

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through the recently deferred date of December 31, 2024. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2024.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments in U.S. Treasury securities:

FREIT invests in short-term Treasury bills and Treasury notes (collectively “Treasury securities”) issued by the U.S. Treasury Department and backed by the U.S. Government. Treasury bills yield no interest, are issued at a discount to the redemption price and pay interest at maturity based on the discount to the redemption price. Treasury notes are similar to Treasury bills except they generally have a longer maturity (between two and ten years) and pay interest semi-annually. We classified investments in the U.S. Treasury securities with maturities greater than 90 days as available-for-sale investments. We use quoted market prices to determine the fair value of these investments. (See Note 6)

Real estate development costs:

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments of long-lived assets for the fiscal years ended October 31, 2023, 2022 and 2021.

Deferred charges:

Deferred charges consist primarily of leasing commissions, which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method (which approximates the effective interest method) by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $509,000, $971,000 and $1,109,000 in Fiscal 2023, 2022 and 2021, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $287,000, $234,000 and $421,000 in Fiscal 2023, 2022 and 2021, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Directors (the “Board”), and ratified by FREIT’s stockholders. Stock based awards are accounted for based on their grant-date fair value. (See Note 10)

Correction of previously issued “unaudited” quarterly financial statements:

FREIT is adjusting its previously issued “unaudited” quarterly financial statements for the correction of a material error with respect to the previous classification of investments in U.S. Treasury securities with maturities greater than 90 days as cash equivalents for the year ended October 31, 2023. FREIT identified that for each of the prior quarterly reporting periods the Company had incorrectly included investments in U.S. Treasury securities with maturities greater than 90 days in both the line item “Cash and cash equivalents” on the condensed consolidated balance sheet and within the condensed consolidated statement of cash flows. In accordance with U.S. GAAP, any investment with a maturity greater than 90 days is not classified as a cash equivalent. As such, in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments – Debt Securities”, FREIT has classified these debt security investments with maturities greater than 90 days to available for sale securities and recorded them at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. At maturity, the realized gain or loss related to these investments is recognized in investment income in the consolidated statement of income.

The Company evaluated the effects of this error on its previously issued consolidated financial statements as of and for the years ended October 31, 2022 and 2021 and the previously issued condensed consolidated financial statements for the quarterly reporting periods within the year ended October 31, 2023 in accordance with the guidance in ASC Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality,” and ASC Topic 250-10-S99-2, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded there was no impact to the consolidated financial statements as of and for the years ended October 31, 2022 and 2021. The impact to the previously issued condensed consolidated financial statements for the quarterly reporting periods within the year ended October 31, 2023 was deemed material resulting in the need to restate these prior quarterly reporting periods as reflected below. Corrections made to each affected quarterly reporting period within the fiscal year ended October 31, 2023, are as follows:

Condensed Consolidated Balance Sheets:
(In thousands)	January 31, 2023		April 30, 2023		July 31, 2023
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cash and cash equivalents	$37,187	$31,514	$35,717	$18,633	$38,134	$17,757
Investments in U.S. Treasury securities available-for-sale	$—	$5,712	$—	$17,246	$—	$20,526
Accounts receivable, net	$621	$582	$638	$476	$610	$461
Other Assets	$126,721	$126,721	$126,345	$126,345	$122,104	$122,104
Total Assets	$164,529	$164,529	$162,700	$162,700	$160,848	$160,848

Condensed Consolidated Statements of Cash Flows:
(In thousands)	January 31, 2023		April 30, 2023		July 31, 2023
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Operating activities:
Accreted interest on investment in U.S. Treasury securities	$—	$(39)	$—	$(162)	$—	$(154)
Change in accounts receivable, prepaid expenses & other assets	$97	$136	$(20)	$142	$248	$397
Net cash (used in) provided by operating activities	$(862)	$(862)	$308	$308	$1,883	$1,878

Investing activities:
Purchase of U.S. Treasury securities	$—	$(5,673)	$—	$(17,084)	$—	$(31,752)
Proceeds from maturities of U.S. Treasury securities	$—	$—	$—	$—	$—	$11,380
Net cash used in investing activities	$(354)	$(6,027)	$(1,432)	$(18,516)	$(1,748)	$(22,120)

Cash, cash equivalents and restricted cash	$45,519	$39,846	$44,351	$27,267	$43,389	$23,012

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

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow (the “Maryland Purchaser Escrow Payment”) with respect to certain leases at the Maryland Properties, which had not been executed or where the rent commencement date had not occurred or economic obligations of the Maryland Sellers under certain leases remain unpaid. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

On December 30, 2021, the sale of the Rotunda Property, which had a net book value of approximately $136.2 million (as adjusted), was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $40.7 million (inclusive of approximately $4.5 million and $0.7 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the equity owners in Grande Rotunda (FREIT with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. (“Hekemian & Co., Inc.”) of approximately $4.9 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which have not been executed or where the rent commencement date has not occurred or economic obligations of Grande Rotunda under certain leases remain unpaid. As of October 31, 2023, approximately $5,186,000 of these funds has been released from escrow to Grande Rotunda. The escrow and related gain on sale were reduced by approximately $1.1 million and $1.2 million in the years ended October 31, 2023 and 2022, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.9 million and $6.3 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheet as of October 31, 2023 and 2022, respectively. These funds held in post-closing escrow are anticipated to be released in Fiscal 2024. The net proceeds from the sale were distributed to the equity owners in Grande Rotunda with FREIT receiving approximately $4.5 million and $21.4 million in the years ended October 31, 2023 and 2022, respectively, based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $48.9 million (as adjusted) which includes approximately $6.1 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. In Fiscal 2022, secured loans including accrued interest made by certain members in Rotunda 100 of approximately $5.3 million were repaid to FREIT with no remaining balance due.

On January 7, 2022, the sale of the Westridge Square Property, which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT received net proceeds from the sale of approximately $0.2 million (inclusive of approximately $0.1 million and $0.8 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.6 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of WestFREIT under certain leases remained unpaid. As of October 31, 2023, approximately $945,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were increased by approximately $0.1 million for the year ended October 31, 2023 due to a change in estimate related to a change in the timing of anticipated rent commencement dates for a certain tenant. The sale of the Westridge Square Property resulted in a net gain of approximately $8.8 million (as adjusted), which includes approximately $0.9 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

On January 10, 2022, the sale of the Damascus Property, which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $17.3 million (inclusive of approximately $0 million and $0.4 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Damascus Centre under certain leases remained unpaid. As of October 31, 2023, approximately $416,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The net proceeds from the sale were distributed to the partners in Damascus Centre with FREIT receiving approximately $0.6 million and $11.8 million in the years ended October 31, 2023 and 2022, respectively, based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million, which includes approximately $0.4 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

In summary, the sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.2 million (inclusive of approximately $4.6 million and $1.9 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of October 31, 2023, approximately $6,547,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $1 million and $1.2 million for the years ended October 31, 2023 and 2022, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.9 million and $6.3 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying consolidated balance sheets as of October 31, 2023 and 2022, respectively. These funds held in post-closing escrow are anticipated to be released in Fiscal 2024. The sale of the Maryland Properties resulted in a net gain of approximately $67.8 million (as adjusted) (with a consolidated impact to FREIT of approximately $45 million) which includes approximately $7.4 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

On July 12, 2023, FREIT’s Board declared an ordinary dividend of $0.05 per share and a special dividend of $0.25 per share to distribute funds released in Fiscal 2023 from the post-closing rent escrow established in connection with the sale its portfolio of Maryland Properties. The total dividend of $0.30 per share was paid on September 15, 2023 to holders of record of said shares at the close of business on September 1, 2023.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized S&A from a partnership into a TIC. Prior to this reorganization, FREIT owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. While FREIT’s effective ownership percentage in the Pierre Towers Property remained unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest in the TIC as the TIC is now under joint control. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting.

FREIT’s investment in the TIC was approximately $18.1 million and $18.8 million at October 31, 2023 and 2022, respectively, with a loss on investment of approximately $271,000, $228,000 and $295,000, respectively, in the accompanying consolidated statements of income for the fiscal years ended October 31, 2023, 2022 and 2021, respectively.

Hekemian & Co. manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which was for an initial term of one (1) year and which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement was renewed for a successive one (1) year term expiring on February 28, 2025.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $418,000, $402,000 and $375,000 for the fiscal years ended October 31, 2023, 2022 and 2021, respectively. Hekemian & Co. management fees outstanding at October 31, 2023 and 2022 were approximately $28,500 and $35,100, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $51,000, $40,000 and $51,000 for the fiscal years ended October 31, 2023, 2022 and 2021, respectively.

The following table summarizes the balance sheets of the Pierre Towers property as of October 31, 2023 and 2022, accounted for by the equity method:

	October 31,	October 31,
	2023	2022
	(In Thousands of Dollars)

Real estate, net	$74,202	$76,042
Cash and cash equivalents	2,256	2,051
Tenants' security accounts	478	454
Receivables and other assets	455	583
Total assets	$77,391	$79,130

Mortgages payable, net of unamortized debt issuance costs	$48,516	$49,425
Accounts payable and accrued expenses	295	178
Tenants' security deposits	496	462
Deferred revenue	181	145
Equity	27,903	28,920
Total liabilities & equity	$77,391	$79,130

FREIT's investment in TIC (65% interest)	$18,137	$18,798

The following table summarizes the statements of operations of the Pierre Towers property for the fiscal years ended October 31, 2023, 2022 and 2021, accounted for by the equity method:

	Year Ended	Year Ended	Year Ended
	October 31, 2023	October 31, 2022	October 31, 2021
	(In Thousands of Dollars)

Revenues	$8,278	$8,028	$7,627
Operating expenses	4,893	4,594	4,311
Depreciation	2,212	2,183	2,166
Operating income	1,173	1,251	1,150

Interest expense including amortization of deferred financing costs	1,590	1,601	1,604

Net loss	$(417)	$(350)	$(454)

FREIT's loss on investment in TIC (65% interest)	$(271)	$(228)	$(295)

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2023	2022
		(In Thousands of Dollars)
Land		$40,813	$40,813
Unimproved land		405	405
Apartment buildings	7-40 years	69,724	69,403
Commercial buildings/shopping centers	5-40 years	42,790	42,740
Equipment/furniture	5-15 years	2,229	2,174
Total real estate, gross		155,961	155,535
Less: accumulated depreciation		62,344	59,660
Total real estate, net		$93,617	$95,875

Note 5 – Mortgages payable and credit line:

	October 31, 2023		October 31, 2022
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$7,500	$25	$7,500	$172
Westwood, NJ (B)	16,617	26	17,274	8
Wayne, NJ (C)	28,815	282	28,815	330
River Edge, NJ (D)	9,022	1	9,291	19
Red Bank, NJ (E)	11,521	63	11,750	78
Wayne, NJ (F)	25,000	275	25,000	431
Middletown, NY (G)	14,254	38	14,587	71
Westwood, NJ (H)	25,450	407	—	—
Total fixed rate	138,179	1,117	114,217	1,109
Westwood, NJ (H)	—	—	25,000	—
Line of credit - Provident Bank (I)	—	—	—	36
Total variable rate	—	—	25,000	36
Total	$138,179	$1,117	$139,217	$1,145

(A)

On December 30, 2021, FREIT refinanced its $14.4 million loan with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon through December 31, 2023 in the amount of $7,500,000 for corporate needs. This loan is interest-only and has a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing provided a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT fully repaid this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000.

The mortgage is secured by a residential building in Rockaway, New Jersey having a net book value of approximately $13,889,000 as of October 31, 2023.

(B)

On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8 million, with a new mortgage loan held by Valley National Bank in the amount of $22,750,000, which was payable in monthly installments of $129,702 including interest at 4.75% through February 1, 2023 at which time the outstanding balance was due.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan is based on a fixed interest rate of 7.5% and is payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be at a fixed interest rate based on the then corresponding Wall Street Journal Prime Rate (approximately 8.5%).

The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,255,000 as of October 31, 2023 including approximately $213,000 classified as construction in progress.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheets as of October 31, 2023 and 2022 and are due at the maturity of this loan.

(C)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan with a new lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million, which could be used for capital expenditures and general corporate purposes.

The loan is interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 will be required each month until September 1, 2029 at which time the unpaid balance is due. The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,544,000 as of October 31, 2023.

(D)

On November 19, 2013, FREIT refinanced mortgage loans with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance came due. On December 1, 2023, the mortgage in the amount of approximately $9 million came due. FREIT is in the process of refinancing this loan with the current lender, Provident Bank. While the bank is completing its due diligence around this refinancing, Provident Bank has provided a 90-day extension of the maturity date of this loan based on the same terms and conditions of the existing loan agreement. Management expects this loan to be refinanced, however, until such time as a definitive agreement providing for a refinancing of this loan is entered into, there can be no assurance this loan will be refinanced.

The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $861,000 as of October 31, 2023.

(E)

On December 7, 2017, Station Place on Monmouth, LLC (“Station Place”) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month BBA LIBOR with a maturity date of December 15, 2027.  In order to minimize interest rate volatility during the term of the loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.) The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $17,982,000 as of October 31, 2023.
(F)

On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan is interest-only based on a fixed interest rate of 5% and has a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which can be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account is reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which was recorded as a realized gain on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 6 for additional details.)

The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $21,942,000 as of October 31, 2023 including approximately $685,000 classified as construction in progress. As of October 31, 2023 the interest reserve escrow account has a balance of $613,000.

(G)

On December 29, 2014, FREIT Regency, LLC (“Regency”) closed on a $16.2 million mortgage loan with Provident Bank. The loan bears a floating interest rate equal to 125 basis points over the one-month BBA LIBOR and will mature on December 15, 2024. Interest-only payments had been required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) are required each month through maturity. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan.  (See Note 6 for additional information relating to the interest rate swap.)  The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $17,172,000 as of October 31, 2023.

(H)

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”) refinanced its $19.2 million loan with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens on this property. (See Note 14 for additional details in regards to the lis pendens.) This loan, is interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and had a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills.

On August 19, 2022, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its its loan for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023 on the same terms and conditions as stated in the loan agreement. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement.

On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000.

The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $7,577,000 as of October 31, 2023.

(I)	FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2023 and 2022, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the line of credit contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2023.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2023 and 2022:

($ in Millions)	October 31, 2023	October 31, 2022

Fair Value	$130.8	$132.2

Carrying Value, Net	$137.1	$138.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2023 are as follows:

Year Ending October 31,	Amount
2024	$17,951
2025	$56,111
2026	$25,649
2027	$849
2028	$11,113

Note 6 – Fair Value Measurements:

Financial assets that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of $23,593,000 as of October 31, 2023 at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. At maturity, the realized gain or loss related to these investments is recognized in investment income in the consolidated statement of income. As of October 31, 2023, there was no unrealized gain or loss recorded for the available for sale investments in U.S. Treasury securities. Due to the short-term nature of these investments and the lack of significant interest rate fluctuations over the short-term of these investments, the amortized cost basis approximated the fair value for each of these investments. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

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

For the year ended October 31, 2023, FREIT recorded an unrealized loss of approximately $73,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2023, there was an asset of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap. For the year ended October 31, 2022, FREIT recorded an unrealized gain of approximately $3,717,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2022, there was an asset of approximately $611,000 for the Regency swap and $798,000 for the Station Place swap. For the year ended October 31, 2021, FREIT recorded an unrealized gain of approximately $2,616,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Commitments and contingencies:

Leases

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $35.5 million at October 31, 2023 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, subsequent to October 31, 2023, is as follows:

Year Ending October 31,	Amount
2024	$4,864
2025	3,955
2026	3,139
2027	2,015
2028	1,024
Thereafter	3,197
Total	$18,194

The above amounts assume that all leases which expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the years in the three-year period ended October 31, 2023 were not material.

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

Note 8 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co. executed a management agreement dated as of November 1, 2001 (“Management Agreement”) whereby Hekemian & Co. would continue as the managing agent for FREIT. The Management Agreement expires on October 31, 2025 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,342,000, $1,429,000, and $2,127,000 in Fiscal 2023, 2022 and 2021, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $825,000, $701,000 and $548,000 in Fiscal 2023, 2022 and 2021, respectively. Total Hekemian & Co. management fees outstanding at October 31, 2023 and 2022 were approximately $97,000 and $105,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $166,000, $164,000 and $209,000 in Fiscal 2023, 2022 and 2021, respectively.

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

In Fiscal 2022, approximately $5.3 million of the secured loans receivable (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest related to the Rotunda 100 notes.

In Fiscal 2017, Grande Rotunda incurred substantial expenditures at the Rotunda Property related to retail tenant improvements, leasing costs and operating expenditures which, in the aggregate, exceeded revenues as the property was still in the rent up phase and the construction loan held with Wells Fargo at that time was at its maximum level, with no additional funding available to draw. Accordingly, during Fiscal 2017 the equity owners in Grande Rotunda contributed their respective pro-rata share of any cash needs through loans to Grande Rotunda. On December 30, 2021, the Rotunda Property, owned by Grande Rotunda, was sold and the net proceeds from the sale were distributed to the equity owners in Grande Rotunda. (See Note 2 for further details.) In Fiscal 2022, Grande Rotunda repaid approximately $31 million to the equity owners in Grande Rotunda resulting in a loan repayment to Rotunda 100 of approximately $3.3 million. All loans were repaid in full to each of the equity owners in Grande Rotunda.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred during Fiscal 2023, 2022 and 2021 were approximately $307,000, $6,388,000 and $236,500, respectively. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; $127,500 for refinancing of the loan on the Westwood Hills property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property. Fees incurred during Fiscal 2021 related to commissions to Hekemian & Co. for the following: $150,000 for the extension of the Grande Rotunda loan; $54,000 for the extension and modification of the WestFREIT, Corp. loan; $32,500 for the renewal of FREIT’s line of credit. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the (loss) gain on sale of the Maryland Properties (see Note 2) in the accompanying consolidated statements of income for the years ended October 31, 2023 and 2022. The commissions for the refinancing of loans were deferred mortgage costs included in the unamortized debt issuance costs in the accompanying consolidated balance sheets as of October 31, 2023 and 2022.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for Fiscal 2023, 2022 and 2021 was approximately $644,000, $831,000 and $469,000, respectively, for Robert S. Hekemian, Jr., $43,000, $40,000 and $30,000, respectively, for Allan Tubin and $76,000, $150,000 and $57,000, respectively, for David Hekemian. (See Note 11 to FREIT’s consolidated financial statements). Such costs are included within operating expenses on the accompanying consolidated statements of income.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. On March 10, 2022, the equity owners in Wayne PSC, H-TPKE and FREIT, each entered into a grid promissory note for funding Wayne PSC up to $600,000 and $400,000, respectively, based on each owner’s respective pro-rata share of Wayne PSC. During May 2022, Wayne PSC required funding by each of the owners totaling $500,000, with each owner contributing its respective pro-rata share of Wayne PSC. As such, H-TPKE funded $300,000 and FREIT funded $200,000. Wayne PSC repaid these loans in full (including accrued interest) to each of the equity owners from the net proceeds received from the refinancing of the loan on the Preakness Shopping Center in July 2022 (See Note 5).

Note 9 - Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes. There was no taxable income for the fiscal years ended October 31, 2023 and 2022. FREIT has distributed 100% of its capital gain from the sale of the Maryland Properties to its stockholders as dividends for the fiscal year ended October 31, 2022. FREIT distributed 92.4% of its ordinary taxable income to its stockholders as dividends for the fiscal year ended October 31, 2021. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2023, 2022 and 2021.

As of October 31, 2023, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2020 remain open to examination by the major taxing jurisdictions.

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

On March 9, 2023, in accordance with the Plan, the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

As of October 31, 2023, 433,030 shares are available for issuance under the Plan. There was no impact to the Plan or options previously granted as a result of the Reincorporation of FREIT with and into FREIT as discussed in Note 1.

The following table summarizes stock option activity for Fiscal 2023, 2022 and 2021:

	Year Ended October 31,		Year Ended October 31,		Year Ended October 31,
	2023		2022		2021
	No. of Options	Weighted Average	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at beginning of year	126,140	$10.64	310,740	$18.35	310,740	$18.35
Options granted during year	—	—	—	—	—	—
Options forfeited/cancelled during year	—	—	—	—	—	—
Options exercised during year	(117,700)	(10.74)	(184,600)	(10.99)	—	—
Options outstanding at end of year	8,440	$9.21	126,140	$10.64	310,740	$18.35
Options vested and expected to vest	8,290		124,850		309,450
Options exercisable at end of year	7,440		116,540		292,540

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

For Fiscal 2023, 2022 and 2021, compensation expense related to stock options vested amounted to approximately $11,000, $1,192,000 and $42,000, respectively. At October 31, 2023, there was approximately $1,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.3 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at October 31, 2023 was approximately $54,000 and $47,000, respectively. In Fiscal 2023 and 2022, 117,700 and 184,600, respectively, options were exercised for an aggregate amount of approximately $1.3 million and $2 million, respectively.

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

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), must be made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, continued to accrue in share units on each participant’s account until final payment was made. On November 3, 2022, the Board determined that the Deferred Fee Plan Termination Payment shall be made to the participants in the Deferred Fee Plan on January 20, 2023. The Deferred Fee Plan Termination Payment includes the amount deferred and earned under the Deferred Fee Plan during fiscal 2023 as described in the two following paragraphs.

As of October 31, 2022, the total payments related to the cash accounts of all participants was approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014 and was included in the “Deferred director compensation payable” in the consolidated balance sheet as of October 31, 2022. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, this amount was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. There were no remaining vested share units to be paid in the form of the issuance of stock.

For the years ended October 31, 2023 and 2022, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500 and $1,861,000, respectively, which have been paid through the issuance of 1,630 and 100,655, vested FREIT share units, respectively, based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the years ended October 31, 2023, 2022 and 2021, FREIT has charged as expense approximately $26,500, $120,000 and $446,000, respectively, representing deferred director fees and interest, and the balance of approximately $0, $1,741,000 and $42,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 12 - Dividends and earnings per share:

FREIT declared dividends of approximately $3,520,000 ($0.45 per share), $65,163,000 ($9.20 per share) and $1,755,000 ($0.25 per share), respectively, to stockholders of record during Fiscal 2023, 2022 and 2021.

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

For Fiscal 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 6,000 shares with no impact on earnings per share. For Fiscal 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 77,000 shares with an impact of approximately $0.07 on earnings per share. For Fiscal 2021, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 shares with no impact on earnings per share. There were no anti-dilutive shares for the years ended October 31, 2023 and 2022. There were approximately 268,000 anti-dilutive shares for the year ended October 31, 2021. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (see Note 10).

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

The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property sold in Fiscal 2022 (see Note 2), during the fiscal years ended October 31, 2023 and 2022. The commercial segment is comprised of eight (8) properties during the fiscal year ended October 31, 2021. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property sold in Fiscal 2022 (see Note 2), during the fiscal years ended October 31, 2023 and 2022. The residential segment is comprised of seven (7) properties during the fiscal year ended October 31, 2021.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2023. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2023	2022	2021
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$8,789	$10,626	$23,547
Residential	19,655	20,627	26,974
Total real estate rental revenue	28,444	31,253	50,521

Real estate operating expenses:
Commercial	5,080	6,427	11,223
Residential	8,674	8,854	11,071
Total real estate operating expenses	13,754	15,281	22,294

Net operating income:
Commercial	3,709	4,199	12,324
Residential	10,981	11,773	15,903
Total net operating income	$14,690	$15,972	$28,227

Recurring capital improvements - residential	$(532)	$(1,034)	$(625)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$14,690	$15,972	$28,227
Deferred rents - straight lining	(100)	18	(230)
Investment income	1,013	358	116
Net (loss) gain on sale of Maryland properties	(1,003)	68,771	—
Net realized gain on Wayne PSC interest rate swap termination	—	1,415	—
Loss on investment in tenancy-in-common	(271)	(228)	(295)
General and administrative expenses	(4,243)	(5,003)	(5,195)
Depreciation	(2,944)	(3,995)	(9,300)
Financing costs	(7,717)	(8,064)	(12,276)
Net (loss) income	(575)	69,244	1,047
Net loss (income) attributable to noncontrolling interests in subsidiaries	1,335	(23,252)	(120)
Net income attributable to common equity	$760	$45,992	$927

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

The Purchaser also filed lis pendens with respect to each of the six properties that were subject to the Purchase and Sale Agreement. The lis pendens provides notice to the public of the Complaint. Pending the resolution of this litigation, the filing of the lis pendens will adversely affect the future sale or financing of those properties.

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

In addition, the Answer asserts counterclaims by the Sellers against Sinatra for breach of contract due to Sinatra’s failure to close the Purchase and Sale Agreement in accordance with its terms, and the Sellers seek a declaratory judgment from the Court that the Sellers properly terminated the Purchase and Sale Agreement in accordance with its terms due to Sinatra’s default and an order from the Court that Sinatra authorize the escrow agent to release the $15 million deposit under the Purchase and Sale Agreement to the Sellers. On April 28, 2021, the Sellers amended the Answer to include (1) counterclaims against Sinatra for breach of contract due to Sinatra’s breach of confidentiality and non-disclosure obligations contained in the Purchase and Sale Agreement, and (2) third-party claims against Sinatra’s affiliate Kushner Realty Acquisition LLC for breach of its confidentiality and non-disclosure obligations contained in the non-disclosure agreement entered into by the parties in connection with the negotiation of the transactions contemplated by the Purchase and Sale Agreement, based on the conduct of Sinatra and its affiliates after the Sellers terminated the Purchase and Sale Agreement.

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

Each of the Sellers and the Purchaser filed motions for summary judgment (“Summary Judgment Motions”) with the Court seeking, among other things, the dismissal of the other parties’ claims.

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

On July 19, 2023, the Sellers filed a complaint (the “Complaint”) in the Superior Court of New Jersey, Monmouth County, Chancery Division (the “Court”), against Kushner Companies LLC (“Kushner”) seeking to collect on a $3.42 million judgment entered by the Court in favor of the Sellers against Sinatra, a wholly owned subsidiary of defendant, Kushner. The Complaint alleges that Kushner used Sinatra as a shell to evade its debts and obligations, and asks the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement, including the attorneys’ fees awarded to the Sellers, all costs incurred by the Sellers to enforce the Judgment and any additional fees awarded to the Sellers in connection with the pending appeal. On September 22, 2023, Kushner filed a motion with the Court seeking to dismiss the Complaint in lieu of an Answer to the Complaint. The Sellers will vigorously oppose Kushner’s motion to dismiss.

As previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through October 31, 2023 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

As of October 31, 2023, the $15 million deposit and the $3.42 million award for recovery of attorney’s fees and expenses have not been included in income in the accompanying consolidated statements of income. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $966,000, $1,170,000 and $2,282,000 for the years ended October 31, 2023, 2022 and 2021, respectively, and are included in operating expenses on the consolidated statements of income.

Note 15 – COVID-19 pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties were located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. In Fiscal 2023, our retail properties stabilized from the impact of the COVID-19 pandemic. For the fiscal years ended October 31, 2022 and 2021, rental revenue deemed uncollectible of approximately $0.6 million and $1.3 million (with a consolidated impact to FREIT of approximately $0.3 million and $0.8 million), respectively, was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. During the period beginning March 2020 through October 31, 2021, FREIT applied, net of amounts subsequently paid back by tenants, an aggregate of approximately $397,000 of security deposits from its commercial tenants to outstanding receivables due. On a case by case basis, FREIT offered some commercial tenants deferrals of rent over a specified time period totaling approximately $0 and $132,000 (with a consolidated impact to FREIT of approximately $0 and $81,000) and rent abatements totaling approximately $9,000 and $239,000 (with a consolidated impact to FREIT of approximately $9,000 and $158,000) for the fiscal years ended October 31, 2022 and 2021, respectively.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of October 31, 2023 and 2022, approximately $623,000 and $623,000, respectively, of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of October 31, 2023 and 2022. (See Note 5)

Note 16 – Stockholder Rights Plan:

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

Note 17 – Kmart Lease:

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The current term of the lease for Kmart expires on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provides that base rent payments are fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs are based on an amount less than Kmart’s pro rata share of the shopping center. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent.

Note 18- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2023 and 2022 (in thousands, except per share amounts):

2023:	Quarter Ended				Year Ended
	January 31,	April 30,	July 31,	October 31,	October 31,

Revenue	$6,979	$6,916	$7,296	$7,153	$28,344
Expenses, net	6,933	7,202	8,142	6,642	28,919
Net income (loss)	46	(286)	(846)	511	(575)

Net loss attributable to noncontrolling interests in subsidiaries	373	383	434	145	1,335
Net income (loss) attributable to common equity	$419	$97	$(412)	$656	$760

Earnings (Loss) per share - basic and diluted	$0.06	$0.01	$(0.06)	$0.09	$0.10

Dividends declared per share	$0.05	$0.05	$0.30	$0.05	$0.45

2022:	Quarter Ended								Year Ended
	January 31,		April 30,		July 31,		October 31,		October 31,

Revenue	$10,649		$6,615		$6,959		$7,048		$31,271
Expenses, net	(58,504	)(a)	7,616	(b)	5,145	(c)	7,770	(d)	(37,973)
Net income (loss)	69,153		(1,001)		1,814		(722)		69,244

Net (income) loss attributable to noncontrolling interests in subsidiaries	(23,376	)(a)	649	(b)	(693	)(c)	168	(d)	(23,252)
Net income (loss) attributable to common equity	$45,777		$(352)		$1,121		$(554)		$45,992

Earnings (Loss) per share - basic	$6.51	(a)	$(0.05	)(b)	$0.16	(c)	$(0.08	)(d)	$6.52
Earnings (Loss) per share - diluted	$6.45	(a)	$(0.05	)(b)	$0.16	(c)	$(0.08	)(d)	$6.45

Dividends declared per share	$0.10		$0.10		$—		$9.00		$9.20

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

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2023

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms, River Edge, NJ	$9,022	$364	$1,773	$—	$1,805		$364	$3,578	$3,942	$3,081	1966	1975	7-40 years
Berdan Court, Wayne, NJ	28,815	250	2,206	—	5,310		250	7,516	7,766	6,222	1964	1965	7-40 years
Westwood Hills, Westwood, NJ	25,450	3,849	11,546	—	3,132		3,849	14,678	18,527	10,950	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	7,500	1,632	—	3,386	16,313		5,018	16,313	21,331	7,493	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	14,254	2,833	17,792	—	1,266		2,833	19,058	21,891	4,719	2003	2014	7-40 years
Station Place - Red Bank, NJ	11,521	8,793	10,757	—	28		8,793	10,785	19,578	1,596	2015	2017	7-40 years

Commercial Properties:
Franklin Crossing, Franklin Lakes, NJ	—	29	—	3,382	7,611		3,411	7,611	11,022	4,954	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	164		12	200	212	169	1940	1962	5-25 years
Westwood Plaza, Westwood, NJ	16,617	6,889	6,416	—	2,581		6,889	8,997	15,886	8,631	1981	1988	5-31.5 years
Preakness S/C, Wayne, NJ	25,000	9,280	24,217	—	2,688		9,280	26,905	36,185	14,529	1955/89/00	2002	5-39.5 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$138,179	$34,606	$74,743	$6,612	$40,898	$—	$41,218	$115,641	$156,859	$62,344

(1) Total cost for each property is the same for federal income tax purposes, with the exception of the Regency Club and Station Place whose cost for federal income tax purposes is approximately $13.8 million and $4.2 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2023	2022	2021

Real estate:
Balance, Beginning of year	$156,223	$386,920	$385,853

Additions - Buildings and improvements	896	1,474	1,883

Disposals - Buildings and improvements	(260)	(232)	(816)

Sale of property	—	(231,939)	—

Balance, end of year	$156,859	$156,223	$386,920

Accumulated depreciation:
Balance, Beginning of year	$59,660	$115,621	$107,137

Additions - Charged to operating expenses	2,944	3,995	9,300

Disposals - Buildings and improvements	(260)	(232)	(816)

Sale of property	—	(59,724)	—

Balance, end of year	$62,344	$59,660	$115,621

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Amendment and Restatement of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix A to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
3.2	Bylaws of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix B to FREIT’s Registration Statement on Form S-4A filed on March 26, 2021.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
4.1	Stockholder Rights Plan dated July 31, 2023, by and between FREIT and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to FREIT’s Form 8-K filed on August 3, 2023).
10.1	Management Agreement dated April 10, 2002, by and between FREIT Maryland and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to The Provident Bank, as Lender, in connection with the Credit Facility provided by The Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010.)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc.(Incorporated by reference to Exhibit 10.10 to FREIT’s Form 10-K for the fiscal year ended October 31, 2020 and filed with the SEC on January 29, 2021).
10.11	Line of Credit Note in the principal amount of $13 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.11 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.12	Purchase and Sale Agreement dated November 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.12 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)

10.13	First Amendment to Purchase and Sale Agreement dated December 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.13 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.14	Second Amendment to Purchase and Sale Agreement dated December 23, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.14 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.15	Third Amendment to Purchase and Sale Agreement dated December 28, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.15 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.16	Fourth Amendment to Purchase and Sale Agreement dated December 30, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.16 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.17	Fifth Amendment to Purchase and Sale Agreement dated January 7, 2022 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.17 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.18	First Amendment to Management Agreement dated January 14, 2020, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.2 to FREIT’s Form 8-K filed on January 15, 2020).
10.19	Second Amendment to Management Agreement dated March 9, 2023, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended January 31, 2023).
10.20	FREIT Recovery of Erroneously Awarded Compensation Policy
21	Subsidiaries of FREIT
23.1	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.