Form 10-Q
period 2024-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2024-03-15
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2024

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

As of March 15, 2024, the number of shares of common stock outstanding was 7,449,583.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2024	2023
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$92,988	$93,617
Construction in progress	908	898
Cash and cash equivalents	13,679	13,217
Investment in U.S. Treasury securities available-for-sale	16,485	23,593
Investment in tenancy-in-common	17,573	18,137
Tenants' security accounts	950	962
Receivables arising from straight-lining of rents	661	690
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $1,090 as of January 31, 2024 and October 31, 2023, respectively	158	559
Funds held in post-closing escrow	281	883
Prepaid expenses and other assets	4,907	4,912
Deferred charges, net	305	311
Interest rate swap contracts	806	1,336
Total Assets	$149,701	$159,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222	$130,235	$138,179
Less unamortized debt issuance costs	1,051	1,117
Mortgages payable, net	129,184	137,062

Accounts payable and accrued expenses	1,362	1,275
Dividends payable	372	372
Tenants' security deposits	1,261	1,262
Deferred revenue	800	668
Total Liabilities	132,979	140,639

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 and 7,449,583 shares authorized and issued, respectively	74	74
Additional paid-in-capital	32,075	32,074
Accumulated deficit	(9,852)	(8,968)
Accumulated other comprehensive income	799	1,336
Total Common Equity	23,096	24,516
Noncontrolling interests in subsidiaries	(6,374)	(6,040)
Total Equity	16,722	18,476
Total Liabilities and Equity	$149,701	$159,115

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Three Months Ended January 31,
	2024	2023
	(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$6,454	$6,222
Reimbursements	458	646
Sundry income	87	111
Total revenue	6,999	6,979

Expenses:
Operating expenses	3,489	2,450
Management fees	336	326
Real estate taxes	1,492	1,438
Depreciation	725	722
Total expenses	6,042	4,936

Investment income	407	189
Net loss on sale of Maryland properties	(79)	(243)
Loss on investment in tenancy-in-common	(109)	(67)
Interest expense including amortization of deferred financing costs	(1,842)	(1,876)
Net (loss) income	(666)	46

Net loss attributable to noncontrolling interests in subsidiaries	154	373

Net (loss) income attributable to common equity	$(512)	$419

(Loss) earnings per share:
Basic and diluted	$(0.07)	$0.06

Weighted average shares outstanding:
Basic	7,450	7,424
Diluted	7,450	7,433

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Three Months Ended January 31,
	2024	2023
	(In Thousands of Dollars)

Net (loss) income	$(666)	$46

Other comprehensive loss:
Unrealized loss on interest rate swap contracts before reclassifications	(339)	(334)
Amount reclassified from accumulated other comprehensive income to interest expense	(191)	(116)
Net unrealized loss on interest rate swap contracts	(530)	(450)
Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	(6)	—
Amount reclassified from accumulated other comprehensive income to net loss	(1)	—
Net unrealized loss on U.S. Treasury securities available-for-sale	(7)	—
Comprehensive loss	(1,203)	(404)

Comprehensive loss attributable to noncontrolling interests in subsidiaries	154	373

Comprehensive loss attributable to common equity	$(1,049)	$(31)

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2024

(Unaudited)

	Common Equity
	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2023	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

Stock based compensation expense			1			1		1

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(512)		(512)	(154)	(666)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(530)	(530)	—	(530)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at January 31, 2024	7,450	$74	$32,075	$(9,852)	$799	$23,096	$(6,374)	$16,722

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2023

(Unaudited)

	Common Equity
	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			5			5		5

Vested share units granted to Directors	2		26			26		26

Stock options exercised	113	1	1,225			1,226		1,226

Distributions to noncontrolling interests in subsidiaries						—	(1,850)	(1,850)

Net income (loss)				419		419	(373)	46

Dividends declared				(541)		(541)		(541)

Net unrealized loss on interest rate swap contracts					(450)	(450)	—	(450)

Balance at January 31, 2023	7,436	$74	$31,891	$(6,330)	$959	$26,594	$(3,393)	$23,201

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2024 AND 2023

(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
	(In Thousands of Dollars)
Operating activities:
Net (loss) income	$(666)	$46
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net loss on sale of Maryland properties	79	243
Depreciation	725	722
Amortization	181	140
Stock based compensation expense	1	5
Director fees and related interest paid in stock units	—	26
Loss on investment in tenancy-in-common	109	67
Deferred rents - straight line rent	29	28
Bad debt expense (recovery)	45	(45)
Accreted interest on investment in U.S. Treasury securities	(242)	(39)
Changes in operating assets and liabilities:
Tenants' security accounts	(1)	—
Accounts receivable, prepaid expenses and other assets	271	136
Accounts payable, accrued expenses and deferred director compensation payable	271	(2,285)
Deferred revenue	132	94
Net cash provided by (used in) operating activities	934	(862)
Investing activities:
Cash outlays from sale of Maryland properties, net	(66)	(165)
Purchase of U.S. Treasury securities	(10,596)	(5,673)
Proceeds from maturities of U.S. Treasury securities	17,939	—
Capital improvements - existing properties	(303)	(181)
Deferred leasing costs	(20)	(8)
Distribution from investment in tenancy-in-common	455	—
Net cash provided by (used in) investing activities	7,409	(6,027)
Financing activities:
Repayment of mortgages	(7,944)	(393)
Proceeds from exercise of stock options	—	1,226
Deferred financing costs	(89)	(6)
Dividends paid	(372)	(10,742)
Distributions to noncontrolling interests in subsidiaries	(180)	(1,850)
Net cash used in financing activities	(8,585)	(11,765)
Net decrease in cash, cash equivalents and restricted cash	(242)	(18,654)
Cash, cash equivalents and restricted cash, beginning of period	18,356	58,500
Cash, cash equivalents and restricted cash, end of period	$18,114	$39,846

Supplemental disclosure of cash flow data:
Interest paid	$1,687	$1,728

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of Maryland properties	$13	$78
Accrued capital expenditures, construction costs and pre-development costs	$13	$42
Financing activities:
Dividends declared but not paid	$372	$372

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$13,679	$31,514
Tenants' security accounts	950	1,024
Funds held in post-closing escrow	281	5,962
Mortgage escrows (included in prepaid expenses and other assets)	3,204	1,346
Total cash, cash equivalents and restricted cash	$18,114	$39,846

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

The consolidated results of operations for the three-month period ended January 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2023.

Note 2 – Recently issued accounting standards:

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosure.

Note 3 – Dividends and (loss) earnings per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $372,000 ($0.05 per share) in the first quarter of Fiscal 2024, which was paid on March 15, 2024 to stockholders of record on March 1, 2024.

Basic (loss) earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic (loss) earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For the three months ended January 31, 2024, the outstanding stock options were anti-dilutive with no impact on loss per share. For the three months ended January 31, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 9,000 shares with no impact on earnings per share. There were approximately 8,440 and 0 anti-dilutive shares for the three months ended January 31, 2024 and 2023, respectively. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $16,485,000 and $23,593,00, as of January 31, 2024 and October 31, 2023, respectively, at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. At maturity, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statement of operations. As of January 31, 2024 and 2023, there was an unrealized loss of approximately $7,000 and $0, respectively, in the condensed consolidated statements of comprehensive loss representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swaps as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income (loss). For the three months ended January 31, 2024 and 2023, FREIT recorded an unrealized loss of approximately $530,000 and $450,000, respectively, in the condensed consolidated statements of comprehensive loss representing the change in the fair value of these cash flow hedges during such periods. As of January 31, 2024, there was an asset of approximately $308,000 for the Regency swap and $498,000 for the Station Place swap. As of October 31, 2023, there was an asset of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $17.6 million and $18.1 million at January 31, 2024 and October 31, 2023, respectively, with a loss on investment of approximately $109,000 and $67,000, in the accompanying condensed consolidated statements of operations for the three months ended January 31, 2024 and 2023, respectively.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $106,000 and $103,000 for the three months ended January 31, 2024 and 2023, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions, charged to operations, for the three months ended January 31, 2024 and 2023.

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2024 and October 31, 2023, accounted for by the equity method:

	January 31,	October 31,
	2024	2023
	(In Thousands of Dollars)

Real estate, net	$73,772	$74,202
Cash and cash equivalents	1,585	2,256
Tenants' security accounts	488	478
Receivables and other assets	364	455
Total assets	$76,209	$77,391

Mortgages payable, net of unamortized debt issuance costs	$48,231	$48,516
Accounts payable and accrued expenses	236	295
Tenants' security deposits	501	496
Deferred revenue	206	181
Equity	27,035	27,903
Total liabilities & equity	$76,209	$77,391

FREIT's investment in TIC (65% interest)	$17,573	$18,137

The following table summarizes the statements of operations of the Pierre Towers property for the three months ended January 31, 2024 and 2023, accounted for by the equity method:

	Three Months Ended January 31,
	2024	2023
	(In Thousands of Dollars)

Revenue	$2,115	$2,069
Operating expenses	1,358	1,222
Depreciation	557	550
Operating income	200	297

Interest income	25	—
Interest expense including amortization of deferred financing costs	(392)	(400)

Net loss	$(167)	$(103)

FREIT's loss on investment in TIC (65% interest)	$(109)	$(67)

Note 6 – Termination of Purchase and Sale Agreement:

As previously disclosed, FREIT and certain of its affiliates filed a complaint against Kushner Companies LLC (“Kushner”) asserting that Kushner used Sinatra as a shell to evade its debts and obligations and asking the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement. Kushner filed a motion with the Court seeking to dismiss the complaint with prejudice. By Order of the Court dated February 2, 2024 (the “Order”), Kushner’s motion to dismiss the complaint was granted without prejudice for failure to join an indispensable party, Sinatra; the Court rejected all of Kushner’s other arguments seeking dismissal of the complaint with prejudice, and expressly granted FREIT the right to file an amended complaint adding Sinatra as a defendant. On February 8, 2024, FREIT filed the amended complaint naming Sinatra as an additional defendant and asserting the same claims as against Kushner. On March 11, 2024, Kushner and Sinatra filed a motion to dismiss FREIT’s amended complaint and seeking reconsideration of the Court’s order dismissing the initial complaint without prejudice. FREIT intends to vigorously oppose both motions and to proceed with discovery as permitted by the Court.

Also, as previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through January 31, 2024 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

As of January 31, 2024, the $15 million deposit and the $3.42 million award for recovery of attorney’s fees and expenses have not been included in income in the accompanying condensed consolidated statements of operations. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $314,000 and $196,000 for the three months ended January 31, 2024 and 2023, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million (inclusive of approximately $0.5 million in funds released from the Maryland Purchaser Escrow Payment for the three months ended January 31, 2024), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of January 31, 2024, approximately $7,084,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $0.1 million and $0.2 million for the three months ended January 31, 2024 and 2023, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.3 million and $0.9 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of January 31, 2024 and October 31, 2023, respectively. These funds held in post-closing escrow are anticipated to be released by the end of Fiscal 2025. The sale of the Maryland Properties resulted in a net gain of approximately $67.7 million (as adjusted) (with a consolidated impact to FREIT of approximately $45 million) which includes approximately $7.4 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

On August 4, 2022, FREIT’s Board declared a special, extraordinary, non-recurring cash distribution of approximately $51.5 million, or $7.50 per share, which was paid on August 30, 2022, to stockholders of record on August 16, 2022 (with an ex-dividend date of August 31, 2022). This distribution represented most of the net proceeds of FREIT’s sale of its portfolio of Maryland Properties.

On July 12, 2023, FREIT’s Board declared an ordinary dividend of $0.05 per share and a special dividend of $0.25 per share to distribute funds released in Fiscal 2023 from the post-closing rent escrow established in connection with the sale of its portfolio of Maryland Properties. The total dividend of $0.30 per share was paid on September 15, 2023 to holders of record of said shares at the close of business on September 1, 2023.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) will expire on October 31, 2025 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $336,000 and $326,000 for the three months ended January 31, 2024 and 2023, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $147,000 and $140,000 for the three months ended January 31, 2024 and 2023, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $56,000 and $50,000 for the three months ended January 31, 2024 and 2023, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the three months ended January 31, 2024 and 2023 were approximately $13,400 and $0, respectively. Fees incurred during Fiscal 2024 related to commission to Hekemian & Co. for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. The commission related to the sale of the Rotunda Property was charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of operations for the three months ended January 31, 2024.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the three months ended January 31, 2024 and 2023 was approximately $165,000 and $141,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $10,000, respectively, for Allan Tubin and $15,000 and $13,000, respectively, for David Hekemian (See Notes 13 and 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Note 9 – Mortgage financings and line of credit:

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. FREIT continues to have discussions and work with the bank to negotiate the terms of the modification/extension of this loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million.

On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05%.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be based on a fixed interest rate of 8.5% and will be payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan.

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2024 and October 31, 2023:

($ in Millions)	January 31, 2024	October 31, 2023

Fair Value	$125.7	$130.8

Carrying Value, Net	$129.2	$137.1

Fair values are estimated based on market interest rates at January 31, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 11 - Segment information:

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments. FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of five (5) properties and the residential segment is comprised of six (6) properties.

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net (loss) income attributable to common equity for the three months ended January 31, 2024 and 2023. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2024	2023
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$1,981	$2,254
Residential	5,047	4,753
Total real estate rental revenue	7,028	7,007

Real estate operating expenses:
Commercial	1,327	1,247
Residential	2,182	2,140
Total real estate operating expenses	3,509	3,387

Net operating income:
Commercial	654	1,007
Residential	2,865	2,613
Total net operating income	$3,519	$3,620

Recurring capital improvements - residential	$(96)	$(145)

Reconciliation to condensed consolidated net (loss) income attributable to common equity:
Segment NOI	$3,519	$3,620
Deferred rents - straight lining	(29)	(28)
Investment income	407	189
General and administrative expenses	(1,808)	(827)
Loss on investment in tenancy-in-common	(109)	(67)
Depreciation	(725)	(722)
Net loss on sale of Maryland properties	(79)	(243)
Financing costs	(1,842)	(1,876)
Net (loss) income	(666)	46
Net loss attributable to noncontrolling interests in subsidiaries	154	373
Net (loss) income attributable to common equity	$(512)	$419

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2024. There was no taxable income or capital gain for the fiscal year ended October 31, 2023. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the three months ended January 31, 2024 and 2023.

As of January 31, 2024, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2020 remain open to examination by the major taxing jurisdictions.

Note 13 – Equity Incentive Plan:

On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan (the “Plan”), the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

As of January 31, 2024, 433,030 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the three months ended January 31, 2024 and 2023:

	Three Months Ended January 31,		Three Months Ended January 31,
	2024		2023
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	8,440	$9.21	126,140	$10.64
Options granted during period	—	—	—	—
Options forfeited/cancelled during period	—	—	—	—
Options exercised during period	—	—	(112,900)	(10.86)
Options outstanding at end of period	8,440	$9.21	13,240	$8.74
Options vested and expected to vest	8,290		11,950
Options exercisable at end of period	7,440		3,640

For the three months ended January 31, 2024 and 2023, compensation expense related to stock options vested amounted to approximately $1,000 and $5,000, respectively. At January 31, 2024, there was less than $1,000 of unrecognized compensation cost relating to outstanding non-vested stock options to be recognized over the remaining weighted average vesting period of approximately 0.1 years. The aggregate intrinsic value of options vested and expected to vest and options exercisable at January 31, 2024 was approximately $51,000 and $45,000, respectively. There were no options exercised for the three months ended January 31, 2024. For the three months ended January 31, 2023, 112,900 options were exercised for an aggregate amount of approximately $1.2 million.

Note 14 – Termination of Deferred Fee Plan:

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”) was made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, continued to accrue in share units on each participant’s account until final payment was made. On January 20, 2023, in accordance with the Deferred Fee Plan Termination Payment, total payments related to the cash accounts of all participants of approximately $2,317,000 (consisting of approximately $1,366,000 of cumulative fees and approximately $951,000 of accrued interest) which had been deferred as of November 1, 2014, was paid in full to each respective participant with no remaining balance due. Additionally, payment related to each participant’s share unit account was made in the form of the issuance of stock to each respective participant resulting in the issuance of 274,509 shares of common stock for each of the 274,509 vested share units. There were no remaining vested share units to be paid in the form of the issuance of stock.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2024, is as follows:

Year Ending October 31,	Amount
2024	$4,909
2025	4,095
2026	3,212
2027	2,024
2028	1,024
Thereafter	3,197
Total	$18,461

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three months ended January 31, 2024 and 2023 were not material.

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

Note 17 – Kmart Lease Termination:

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The economic and financial environment: In January 2024, the U.S. inflation rate was 3.1% and the U.S. unemployment rate was 3.7%. Since July 2023, the Federal Reserve has not increased the interest rate from 5.5%, which is the highest rate level since 2001. As a result, mortgage rates have been at the highest in more than a decade. Though the inflation rate has declined significantly from 6% in January 2023, it is still uncertain which direction the Federal Reserve is heading with the interest rates. If it decides to raise interest rates again, the pace at which it would continue to do so is uncertain, especially if inflation begins to rebound, leading to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential properties continue to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across most of the portfolio. Additionally, the rate of increase on renewals for existing tenants has been robust but is slightly softening. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in inflation and rising interest rates may have on these properties over the next year.

Commercial Properties: While our retail properties have stabilized from the impact of the COVID-19 pandemic, certain of our properties still have not attained pre-pandemic operating levels despite some recovery in brick and mortar retail. Additionally, the higher inflation and interest rates could have a continued impact on the operating and financial performance of our commercial properties.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. FREIT continues to have discussions and work with the bank to negotiate the terms of the modification/extension of this loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan, with a balance of approximately $16,458,000 as of January 31, 2024, secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be based on a fixed interest rate of 8.5% and will be payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, have been applied consistently as of January 31, 2024, and for the three months ended January 31, 2024 and 2023. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2024 (“Current Quarter”) increased 0.3% to $6,999,000 compared to $6,979,000 for the three months ended January 31, 2023 (“Prior Year’s Quarter”). The increase in revenue of approximately $20,000 for the Current Quarter was primarily attributable to the following: (a) an increase from the residential segment of approximately $294,000 driven by an increase of approximately $340,000 in base rents across most properties and an increase of approximately $104,000 related to a decline in the Current Quarter of revenue reversals for tenants deemed to be constrained for collectability, offset by a decrease of approximately $130,000 attributed to the decline in the average occupancy rate from 96.8% in the Prior Year’s Quarter to 95.3% in the Current Quarter; offset by (b) a decrease from the commercial segment of approximately $273,000 primarily driven by the decline in the average occupancy rate from 66.4% in the Prior Year’s Quarter to 50.1% in the Current Quarter resulting from Kmart vacating its space in October 2023 at the Westwood Plaza Shopping Center located in Westwood, New Jersey.

Net (loss) income attributable to common equity (“net (loss) income-common equity”) for the Current Quarter was net loss of $512,000 (($0.07) per share basic and diluted) compared to net income of $419,000 ($0.06 per share basic and diluted) for the Prior Year’s Quarter.

The schedule below provides a detailed analysis of the major changes that impacted net (loss) income-common equity for the three months ended January 31, 2024 and 2023:

NON-GAAP NET (LOSS) INCOME COMPONENTS	Three Months Ended
	January 31,
	2024	2023	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$625	$979	$(354)
Residential properties	2,865	2,613	252
Total income from real estate operations	3,490	3,592	(102)

Financing costs:
Fixed rate mortgages	(1,687)	(1,211)	(476)
Floating rate mortgages	—	(518)	518
Other - corporate interest	—	(26)	26
Mortgage cost amortization	(155)	(121)	(34)
Total financing costs	(1,842)	(1,876)	34

Investment income	407	189	218

General & administrative expenses:
Accounting fees	(135)	(135)	—
Legal and professional fees	(375)	(225)	(150)
Directors fees	(297)	(269)	(28)
Stock compensation expense	(1)	(5)	4
Corporate expenses	(1,000)	(193)	(807)
Total general & administrative expenses	(1,808)	(827)	(981)

Depreciation	(725)	(722)	(3)
Loss on investment in tenancy-in-common	(109)	(67)	(42)
Adjusted net (loss) income	(587)	289	(876)

Net loss on sale of Maryland properties	(79)	(243)	164
Net (loss) income	(666)	46	(712)

Net loss attributable to noncontrolling interests in subsidiaries	154	373	(219)

Net (loss) income attributable to common equity	$(512)	$419	$(931)

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

Adjusted net (loss) income for the Current Quarter was net loss of $587,000 (($0.08) per share basic and diluted) compared to net income of $289,000 ($0.04 per share basic and diluted) for the Prior Year’s Quarter. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a loss on sale of Maryland Properties.

The increase in adjusted net loss for the Current Quarter was primarily driven by the following: (a) an increase in general and administrative expenses (“G&A”) of approximately $981,000 driven by an increase in corporate expenses of approximately $807,000 primarily related to work performed for the Company by a financial advisory firm in the Current Quarter and an increase in legal costs of approximately $150,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in total operating expenses of approximately $122,000 resulting from an increase in the general reserve for uncollectible rents related to the commercial segment of approximately $84,000 (with a consolidated impact to FREIT of approximately $53,000) and an increase in real estate tax expense related to the residential segment of approximately $47,000 (with a consolidated impact to FREIT of approximately $38,000) as compared to the Prior Year’s Quarter; offset by (c) an increase in revenue of approximately $20,000 (with a consolidated impact to FREIT of loss of approximately ($59,000)); and (d) an increase in investment income of approximately $218,000 resulting from higher interest rates in the Current Quarter.

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net (loss) income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,507	$1,592	$(85)	-5.3%	$4,976	$4,658	$318	6.8%	$6,483	$6,250
Reimbursements	473	637	(164)	-25.7%	(15)	9	(24)	-266.7%	458	646
Other	1	25	(24)	-96.0%	86	86	—	0.0%	87	111
Total revenue	1,981	2,254	(273)	-12.1%	5,047	4,753	294	6.2%	7,028	7,007
Operating expenses	1,327	1,247	80	6.4%	2,182	2,140	42	2.0%	3,509	3,387
Net operating income	$654	$1,007	$(353)	-35.1%	$2,865	$2,613	$252	9.6%	3,519	3,620

Average Occupancy %	50.1%	66.4%		-16.3%	95.3%	96.8%		-1.5%

Reconciliation to condensed consolidated net (loss) income-common equity:
Deferred rents - straight lining	(29)	(28)
Investment income	407	189
Net loss on sale of Maryland properties	(79)	(243)
General and administrative expenses	(1,808)	(827)
Loss on investment in tenancy-in-common	(109)	(67)
Depreciation	(725)	(722)
Financing costs	(1,842)	(1,876)
Net (loss) income	(666)	46
Net loss attributable to noncontrolling interests in subsidiaries	154	373
Net (loss) income attributable to common equity	$(512)	$419

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

COMMERCIAL SEGMENT

The commercial segment contains five (5) separate properties. Four of these properties are multi-tenanted retail centers and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land.

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 12.1% and 35.1%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties for the Current Quarter decreased by 16.3% as compared to the Prior Year’s Quarter.

The decrease in revenue for the Current Quarter of approximately $273,000 was primarily driven by the decline in the average occupancy rate from 66.4% in the Prior Year’s Quarter to 50.1% in the Current Quarter resulting from Kmart vacating its space in October 2023 at the Westwood Plaza Shopping Center located in Westwood, New Jersey. The decrease in NOI for the Current Quarter was primarily attributable to the decline in revenue of approximately $273,000 in conjunction with an increase in the general reserve for uncollectible rents of approximately $84,000 as compared to the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue and NOI for the Current Quarter decreased by 12.1% and 33.1%, respectively, as compared to the Prior Year’s Quarter. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	3	4,961	$24.11	$25.56	-5.7%	$—	$1.08

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	3	4,961

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the Kmart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s condensed consolidated financial statements for further details.)

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Pierre Towers property, which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 6.2% and 9.6%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter decreased by 1.5% as compared to the Prior Year’s Quarter.

The increase in revenue of approximately $294,000 for the Current Quarter was primarily attributable to an increase of approximately $340,000 in base rents across most properties and an increase of approximately $104,000 related to a decline in the Current Quarter of revenue reversals for tenants deemed to be constrained for collectability, offset by a decrease of approximately $130,000 attributed to the decline in the average occupancy rate from 96.8% in the Prior Year’s Quarter to 95.3% in the Current Quarter. The increase in NOI is primarily attributed to the increase in revenue of approximately $294,000 offset by an increase in real estate tax expense across all the residential properties of approximately $47,000 in the Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,228 and $2,080, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $212,000 and $203,000, respectively.

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

FINANCING COSTS

	Three Months Ended January 31,
	2024	2023
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,687	$1,211
New	—	—
Variable rate mortgages:
1st Mortgages
Existing	—	518
New	—	—
Other	—	26
Total financing costs, gross	1,687	1,755
Amortization of mortgage costs	155	121
Total financing costs, net	$1,842	$1,876

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Quarter decreased by approximately $34,000, or 1.8%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $133,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an interest rate of approximately 8.1% to a $25.5 million fixed interest rate loan with a fixed interest rate of 6.05%; offset by (b) an increase of approximately $111,000 attributed to the extension and modification of the loan on the Westwood Plaza Shopping Center modified effective February 2023 from a fixed interest rate of 4.75% to 7.5%.

INVESTMENT INCOME

Investment income for the Current Quarter was approximately $407,000 compared to $189,000 for the Prior Year’s Quarter. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income was primarily driven by higher interest rates in the Current Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Quarter was approximately $1,808,000 compared to $827,000 for the Prior Year’s Quarter. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A for the Current Quarter of approximately $981,000 was primarily driven by the following: (a) an increase in corporate expenses of approximately $807,000 primarily related to work performed for the Company by a financial advisory firm in the Current

Quarter and (b) an increase in legal costs of approximately $150,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Quarter was approximately $725,000 compared to $722,000 for the Prior Year’s Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $934,000 for the Current Quarter as compared to net cash used in operating activities of approximately $862,000 for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2024, FREIT had cash, cash equivalents and restricted cash totaling approximately $18,114,000, compared to approximately $18,356,000 at October 31, 2023. The decrease in cash, cash equivalents and restricted cash in the Current Quarter of approximately $242,000 was primarily attributable to $8,585,000 in net cash used in financing activities offset by $7,409,000 in net cash provided by investing activities and $934,000 in net cash provided by operating activities. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) purchases of investments in U.S. Treasury securities of approximately $10,596,000; (b) repayment of the mortgage on the Boulders property of approximately $7,500,000; (c) net recurring repayment of mortgages of approximately $444,000; offset by (d) proceeds received from maturities of U.S. Treasury securities of approximately $17,939,000; and (e) distributions from the Pierre TIC of approximately $455,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board declared a dividend of approximately $372,000 ($0.05 per share) in the first quarter of Fiscal 2024, which was paid on March 15, 2024 to stockholders of record on March 1, 2024. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of January 31, 2024, FREIT’s aggregate outstanding mortgage debt was $130.2 million, which bears a weighted average interest rate of 5.24% and an average life of approximately 2.6 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$8.9 (A)	$54.7	$24.5	$0.0	$10.5	$26.0

(A)	Includes the loan on an apartment building located in River Edge, New Jersey in the amount of approximately $9 million which came due on December 1, 2023. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. FREIT continues to have discussions and work with the bank to negotiate the terms of the modification/extension of this loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2024 and October 31, 2023:

($ in Millions)	January 31, 2024	October 31, 2023

Fair Value	$125.7	$130.8

Carrying Value, Net	$129.2	$137.1

Fair values are estimated based on market interest rates at January 31, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2024, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.8 million, and a 1% decrease would increase the fair value by $3 million.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This will result in annual debt service savings of approximately $558,000. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. FREIT continues to have discussions and work with the bank to negotiate the terms of the modification/extension of this loan. Management expects this loan to be modified/extended, however, until such time as a definitive agreement providing for a modification/extension of this loan is entered into, there can be no assurance this loan will be modified/extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension will be based on a fixed interest rate of 8.5% and will be payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the escrow account to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Interest rate swap contracts: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT enters into these interest rate swap contracts with a counterparty that is usually a high-quality commercial bank. In essence, FREIT agrees to pay its counterparties a fixed rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt) over a term equal to the term of the mortgage notes. FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest - generally LIBOR - on that same notional amount over the same term as the mortgage notes.

FREIT has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contracts were based on a notional amount of approximately $16,200,000 ($14,170,000 at January 31, 2024) for the Regency swap and a notional amount of approximately $12,350,000 ($11,462,000 at January 31, 2024) for the Station Place swap.

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contracts are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s condensed consolidated statement of operations; changes in the fair value of these cash flow hedges will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed interest rate swaps and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2024, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $308,000 for the Regency swap and $498,000 for the Station Place swap, which amounts have been included in FREIT’s condensed consolidated balance sheet as at January 31, 2024. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive (loss) income and for the three months ended January 31, 2024 and 2023, FREIT recorded an unrealized loss of approximately $530,000 and $450,000, respectively, in the condensed consolidated statements of comprehensive loss.

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

	For the Three Months Ended January 31,
	2024	2023
	(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net (loss) income	$(666)	$46
Depreciation of consolidated properties	725	722
Amortization of deferred leasing costs	26	19
Distributions to non-controlling interests	(180)	—	(b)
Net loss on sale of Maryland properties	79	243
Adjustment to loss on investment in tenancy-in-common for depreciation	362	358
FFO	$346	$1,388

Per Share - Basic and Diluted	$0.05	$0.19

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $1.9 million related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$346	$1,388
Deferred rents (Straight lining)	29	28
Capital Improvements - Apartments	(96)	(145)
AFFO	$279	$1,271

Per Share - Basic and Diluted	$0.04	$0.17

Weighted Average Shares Outstanding:
Basic	7,450	7,424
Diluted	7,450	7,433

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2024. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting with the exception of the remediation of the material weakness identified in our October 31, 2023 Form 10K.

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

Part II: Other Information

Item 1: Legal Proceedings

As previously disclosed, FREIT and certain of its affiliates filed a complaint against Kushner Companies LLC (“Kushner”) asserting that Kushner used Sinatra as a shell to evade its debts and obligations and asking the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement. Kushner filed a motion with the Court seeking to dismiss the complaint with prejudice. By Order of the Court dated February 2, 2024 (the “Order”), Kushner’s motion to dismiss the complaint was granted without prejudice for failure to join an indispensable party, Sinatra; the Court rejected all of Kushner’s other arguments seeking dismissal of the complaint with prejudice, and expressly granted FREIT the right to file an amended complaint adding Sinatra as a defendant. On February 8, 2024, FREIT filed the amended complaint naming Sinatra as an additional defendant and asserting the same claims as against Kushner. On March 11, 2024, Kushner and Sinatra filed a motion to dismiss FREIT’s  amended complaint and seeking reconsideration of the Court’s order dismissing the initial complaint without prejudice. FREIT intends to vigorously oppose both motions and to proceed with discovery as permitted by the Court.

Also, as previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through January 31, 2024 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2023, that was filed with the Securities and Exchange Commission on January 29, 2024.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2024, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive loss; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: March 15, 2024
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)