Form 10-Q
period 2024-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2024-06-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 14, 2024, the number of shares of common stock outstanding was 7,458,193.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2024	2023
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$92,380	$93,617
Construction in progress	928	898
Cash and cash equivalents	12,220	13,217
Investment in U.S. Treasury securities available-for-sale	16,811	23,593
Investment in tenancy-in-common	17,635	18,137
Tenants' security accounts	937	962
Receivables arising from straight-lining of rents	632	690
Accounts receivable, net of allowance for doubtful accounts of $260 and $1,090 as of April 30, 2024 and October 31, 2023, respectively	351	559
Funds held in post-closing escrow	189	883
Prepaid expenses and other assets	5,093	4,912
Deferred charges, net	296	311
Interest rate swap contracts	1,063	1,336
Total Assets	$148,535	$159,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222	$129,756	$138,179
Less unamortized debt issuance costs	1,007	1,117
Mortgages payable, net	128,749	137,062

Accounts payable and accrued expenses	936	1,275
Dividends payable	373	372
Tenants' security deposits	1,233	1,262
Deferred revenue	711	668
Total Liabilities	132,002	140,639

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,458,193 and 7,449,583 shares issued at April 30, 2024 and October 31, 2023, respectively	75	74
Additional paid-in-capital	32,215	32,074
Accumulated deficit	(9,692)	(8,968)
Accumulated other comprehensive income	1,043	1,336
Total Common Equity	23,641	24,516
Noncontrolling interests in subsidiaries	(7,108)	(6,040)
Total Equity	16,533	18,476
Total Liabilities and Equity	$148,535	$159,115

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2024	2023	2024	2023
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$13,040	$12,567	$6,586	$6,345
Reimbursements	1,034	1,137	576	491
Sundry income	200	191	113	80
Total revenue	14,274	13,895	7,275	6,916

Expenses:
Operating expenses	6,203	5,075	2,714	2,625
Management fees	667	659	331	333
Real estate taxes	3,001	2,893	1,509	1,455
Depreciation	1,514	1,454	789	732
Total expenses	11,385	10,081	5,343	5,145

Investment income	686	407	279	218
Net loss on sale of Maryland properties	(171)	(446)	(92)	(203)
(Loss) gain on investment in tenancy-in-common	(47)	(188)	62	(121)
Interest expense including amortization of deferred financing costs	(3,624)	(3,827)	(1,782)	(1,951)
Net (loss) income	(267)	(240)	399	(286)

Net loss attributable to noncontrolling interests in subsidiaries	288	756	134	383

Net income attributable to common equity	$21	$516	$533	$97

Earnings per share:
Basic and diluted	$0.00	$0.07	$0.07	$0.01

Weighted average shares outstanding:
Basic	7,451	7,433	7,453	7,441
Diluted	7,455	7,440	7,457	7,446

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net (loss) income	$(267)	$(240)	$399	$(286)

Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate swap contracts before reclassifications	107	(304)	446	30
Amount reclassified from accumulated other comprehensive income to interest expense	(380)	(253)	(189)	(137)
Net unrealized (loss) gain on interest rate swap contracts	(273)	(557)	257	(107)
Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	(19)	—	(13)	—
Amount reclassified from accumulated other comprehensive income to investment income	(1)	—	—	—
Net unrealized loss on U.S. Treasury securities available-for-sale	(20)	—	(13)	—
Comprehensive (loss) income	(560)	(797)	643	(393)

Comprehensive loss attributable to noncontrolling interests in subsidiaries	288	756	134	383

Comprehensive (loss) income attributable to common equity	$(272)	$(41)	$777	$(10)

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2024

(Unaudited)

	Common Equity
	Common Stock
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)
Balance at October 31, 2023	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

Stock based compensation expense			1			1		1

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(512)		(512)	(154)	(666)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(530)	(530)	—	(530)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at January 31, 2024	7,450	74	32,075	(9,852)	799	23,096	(6,374)	16,722

Stock awards granted to directors	8	1	140			141		141

Distributions to noncontrolling interests in subsidiaries						—	(600)	(600)

Net income (loss)				533		533	(134)	399

Dividends declared				(373)		(373)		(373)

Net unrealized gain on interest rate swap contracts					257	257	—	257

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(13)	(13)	—	(13)

Balance at April 30, 2024	7,458	$75	$32,215	$(9,692)	$1,043	$23,641	$(7,108)	$16,533

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

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

	Six Months Ended
	April 30,
	2024	2023
	(In Thousands of Dollars)
Operating activities:
Net loss	$(267)	$(240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss on sale of Maryland properties	171	446
Depreciation	1,514	1,454
Amortization	345	286
Stock based compensation expense	1	10
Director fees and related interest paid in stock units	—	26
Stock award granted to directors	141	140
Loss on investment in tenancy-in-common	47	188
Deferred rents - straight line rent	58	76
Bad debt expense (recovery)	123	(30)
Accreted interest on investment in U.S. Treasury securities	(418)	(162)
Changes in operating assets and liabilities:
Tenants' security accounts	(29)	5
Accounts receivable, prepaid expenses and other assets	(27)	142
Accounts payable, accrued expenses and deferred director compensation payable	(195)	(2,143)
Deferred revenue	43	110
Net cash provided by operating activities	1,507	308
Investing activities:
Cash outlays from sale of Maryland properties, net	(171)	(446)
Purchase of U.S. Treasury securities	(19,135)	(17,084)
Proceeds from maturities of U.S. Treasury securities	26,315	—
Capital improvements - existing properties	(456)	(908)
Deferred leasing costs	(49)	(78)
Distribution from investment in tenancy-in-common	455	—
Net cash provided by (used in) investing activities	6,959	(18,516)
Financing activities:
Repayment of mortgages	(8,423)	(764)
Proceeds from exercise of stock options	—	1,233
Deferred financing costs	(166)	(326)
Dividends paid	(744)	(11,114)
Distributions to noncontrolling interests in subsidiaries	(780)	(2,054)
Net cash used in financing activities	(10,113)	(13,025)
Net decrease in cash, cash equivalents and restricted cash	(1,647)	(31,233)
Cash, cash equivalents and restricted cash, beginning of period	18,356	58,500
Cash, cash equivalents and restricted cash, end of period	$16,709	$27,267

Supplemental disclosure of cash flow data:
Interest paid	$3,343	$3,555

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$61	$82
Financing activities:
Dividends declared but not paid	$373	$372

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$12,220	$18,633
Tenants' security accounts	937	1,000
Funds held in post-closing escrow	189	4,651
Mortgage escrows (included in prepaid expenses and other assets)	3,363	2,983
Total cash, cash equivalents and restricted cash	$16,709	$27,267

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

The consolidated results of operations for the six and three-month periods ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2023.

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

Note 3 – Dividends and earnings per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $373,000 ($0.05 per share) in the second quarter of Fiscal 2024, which will be paid on June 14, 2024 to stockholders of record on May 31, 2024.

Basic earnings per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase

FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For both the six and three months ended April 30, 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 4,000 shares with no impact on earnings per share. For the six and three months ended April 30, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 7,000 and 5,000 shares, respectively, with no impact on earnings per share. There were no anti-dilutive shares for the six and three months ended April 30, 2024 and 2023. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $16,811,000 and $23,593,000, as of April 30, 2024 and October 31, 2023, respectively, at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. At maturity, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $20,000 and $13,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. There was no unrealized gain or loss recorded for the six and three months ended April 30, 2023. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income (loss). For the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $273,000 and unrealized gain of $257,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these cash flow hedges during such periods. For the six and three months ended April 30, 2023, FREIT recorded an unrealized loss of approximately $557,000 and $107,000, respectively, in the condensed consolidated statements of comprehensive loss representing the change in the fair value of these cash flow hedges during such periods. As of April 30, 2024, there was an asset of approximately $267,000 for the Regency swap and $796,000 for the Station Place swap. As of October 31, 2023, there was an asset of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $17.6 million and $18.1 million at April 30, 2024 and October 31, 2023, respectively. For the six and three months ended April 30, 2024, FREIT recognized a loss on investment in TIC of approximately $47,000 and gain on investment of approximately $62,000, respectively, in the accompanying condensed consolidated statements of income. For the six and three months ended April 30, 2023, FREIT recognized a loss on investment in TIC of approximately $188,000 and $121,000, respectively, in the accompanying condensed consolidated statements of income.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $210,000 and $105,000 for the six and three months ended April 30, 2024, respectively, and $208,000 and $106,000 for the six and three months ended April 30, 2023, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions, charged to operations, for the six and three months ended April 30, 2024 and 2023.

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2024 and October 31, 2023, accounted for by the equity method:

	April 30,	October 31,
	2024	2023
	(In Thousands of Dollars)

Real estate, net	$73,321	$74,202
Cash and cash equivalents	1,819	2,256
Tenants' security accounts	502	478
Receivables and other assets	605	455
Total assets	$76,247	$77,391

Mortgages payable, net of unamortized debt issuance costs	$47,943	$48,516
Accounts payable and accrued expenses	483	295
Tenants' security deposits	506	496
Deferred revenue	185	181
Equity	27,130	27,903
Total liabilities & equity	$76,247	$77,391

FREIT's investment in TIC (65% interest)	$17,635	$18,137

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2024 and 2023, accounted for by the equity method:

	Six Months Ended April 30,		Three Months Ended April 30,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$4,243	$4,096	$2,128	$2,027
Operating expenses	2,455	2,485	1,097	1,263
Depreciation	1,115	1,101	558	551
Operating income	673	510	473	213

Interest income	37	—	12	—

Interest expense including amortization of deferred financing costs	(782)	(799)	(390)	(399)

Net (loss) income	$(72)	$(289)	$95	$(186)

FREIT's (loss) gain on investment in TIC (65% interest)	$(47)	$(188)	$62	$(121)

Note 6 – Termination of Purchase and Sale Agreement:

FREIT previously reported in connection with litigation between FREIT and certain of its affiliates and Sinatra Properties, LLC (“Sinatra”) that on December 8, 2022 it had filed a Notice of Appeal with the Appellate Division of the New Jersey Superior Court (the “Appellate Division”) appealing that portion of the trial court’s February 4, 2022 ruling which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement between FREIT and certain of its affiliates and Sinatra (the “Purchase Agreement”). On December 22, 2022, Sinatra filed a Notice of Cross Appeal appealing from all determinations by the trial court adverse to Sinatra, including (i) that portion of the trial court’s order holding that Sinatra breached the Purchase Agreement; (ii) the denial of Sinatra’s motion for reconsideration of the trial court’s order; and (iii) the trial court’s order awarding FREIT and certain of its affiliates $3,420,422.88 in attorneys’ fees and denying Sinatra’s request for attorneys’ fees.

On May 1, 2024, the Appellate Division issued its opinion affirming the trial court’s order that (1) held that Sinatra breached the Purchase Agreement; and (2) dismissed all of Sinatra’s other claims and lis pendens on the properties, and reversed that portion of the trial court’s ruling that held the liquidated damages provision of the Purchase Agreement unenforceable. The case was remanded by the Appellate Division to the trial court with direction that the trial court enter an order enforcing the liquidated damages provision and directing Sinatra or the escrow agent to pay to FREIT and certain of its affiliates $15 million in liquidated damages. In addition, the Appellate Division affirmed the trial court’s order denying Sinatra’s motion for reconsideration and the order of the trial court granting the motion made by FREIT and certain of its affiliates for attorney’s fees and costs.

FREIT and its affiliates that are parties to this litigation intend to take the necessary actions to collect the $15 million in liquidated damages and the attorney’s fees and costs awarded to them.

As previously disclosed, FREIT and certain of its affiliates filed a complaint against Kushner Companies LLC (“Kushner”) asserting that Kushner used Sinatra as a shell to evade its debts and obligations and asking the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement. Kushner filed a motion with the Court seeking to dismiss the complaint with prejudice. By Order of the Court dated February 2, 2024 (the “Order”), Kushner’s motion to dismiss the complaint was granted without prejudice for failure to join an indispensable party, Sinatra; the Court rejected all of Kushner’s other arguments seeking dismissal of the complaint with prejudice, and expressly granted FREIT the right to file an amended complaint adding Sinatra as a defendant. On February 8, 2024, FREIT filed the amended complaint naming Sinatra as an additional defendant and asserting the same claims as against Kushner. On March 11, 2024, Kushner and Sinatra filed a motion to dismiss FREIT’s amended complaint and seeking reconsideration of the Court’s order dismissing the initial complaint without prejudice. The Court denied the motion made by Kushner and Sinatra to dismiss and for reconsideration. On May 23, 2024, Kushner and Sinatra answered the veil piercing complaint, asserted several affirmative defenses to the claims made in the veil piercing complaint and filed a counterclaim against FREIT and its affiliates. In their counterclaim, Kushner and Sinatra contend that to the extent that they prevail in the veil piercing litigation, they are entitled to a monetary judgment in the amount of their reasonable attorney’s fees and costs incurred in connection with the defense of that action. FREIT will vigorously oppose the affirmative defenses and counterclaim asserted by Kushner and Sinatra.

Also, as previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through April 30, 2024 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

As of April 30, 2024, the $15 million deposit and the $3.42 million award for recovery of attorney’s fees and expenses have not been included in income in the accompanying condensed consolidated statements of income. Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC have been incurred in the amount of approximately $512,000 and $198,000 for the six and three months ended April 30, 2024, respectively, and $391,000 and $195,000 for the six and three months ended April 30, 2023, respectively, and are included in operating expenses on the condensed consolidated statements of income.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million (inclusive of approximately $0.5 million in funds released from the Maryland Purchaser Escrow Payment for the six months ended April 30, 2024), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of April 30, 2024, approximately $7,084,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $171,000 and $92,000 for the six and three months ended April 30, 2024, respectively, and $446,000 and $203,000 for the six and three months ended April 30, 2023, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.2 million and $0.9 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of April 30, 2024 and October 31, 2023, respectively. These funds held in post-closing escrow are anticipated to be released by the end of Fiscal 2026. The sale of the Maryland Properties resulted in a net gain of approximately $67.6 million (as adjusted) (with a consolidated impact to FREIT of approximately $44.9 million) which includes approximately $7.3 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $667,000 and $659,000 for the six months ended April 30, 2024 and 2023, respectively, and $331,000 and $332,000 for the three months ended April 30, 2024 and 2023, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $315,000 and $322,000 for the six months ended April 30, 2024 and 2023, respectively, and $168,000 and $182,000 for the three months ended April 30, 2024 and 2023, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $59,000 and $65,000 for the six months ended April 30, 2024 and 2023, respectively, and $3,000 and $16,000 for the three months ended April 30, 2024 and 2023, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the six and three months ended April 30, 2024 were approximately $89,400 and $76,000, respectively, and for the six and three months ended April 30, 2023 were approximately $21,000 and $21,000, respectively. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,000 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the modification and extension of the loan on the Westwood Plaza property. The commissions for the renewal of FREIT’s line of credit and the modification and extension of the loans were accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of April 30, 2024 and October 31, 2023. The commission related to the sale of the Rotunda Property was charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the six months ended April 30, 2024.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the six months ended April 30, 2024 and 2023 was approximately $350,000 and $314,000, respectively, for Robert S. Hekemian, Jr., $22,000 and $21,000, respectively, for Allan Tubin and $50,000 and $46,000, respectively, for David Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended April 30, 2024 and 2023 was approximately $185,000 and $173,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $35,000 and $33,000, respectively, for David Hekemian (See Notes 13 and 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 9 – Mortgage financings and line of credit:

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank. (See Note 18 for additional details.)

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan.

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

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of April 30, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2024 and October 31, 2023:

($ in Millions)	April 30, 2024	October 31, 2023

Fair Value	$123.8	$130.8

Carrying Value, Net	$128.7	$137.1

Fair values are estimated based on market interest rates at April 30, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three months ended April 30, 2024 and 2023. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$4,064	$4,338	$2,083	$2,084
Residential	10,268	9,633	5,221	4,880
Total real estate rental revenue	14,332	13,971	7,304	6,964

Real estate operating expenses:
Commercial	2,593	2,488	1,266	1,241
Residential	4,455	4,337	2,273	2,197
Total real estate operating expenses	7,048	6,825	3,539	3,438

Net operating income:
Commercial	1,471	1,850	817	843
Residential	5,813	5,296	2,948	2,683
Total net operating income	$7,284	$7,146	$3,765	$3,526

Recurring capital improvements - residential	$(265)	$(290)	$(169)	$(145)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$7,284	$7,146	$3,765	$3,526
Deferred rents - straight lining	(58)	(76)	(29)	(48)
Investment income	686	407	279	218
General and administrative expenses	(2,823)	(1,802)	(1,015)	(975)
(Loss) gain on investment in tenancy-in-common	(47)	(188)	62	(121)
Depreciation	(1,514)	(1,454)	(789)	(732)
Net loss on sale of Maryland properties	(171)	(446)	(92)	(203)
Financing costs	(3,624)	(3,827)	(1,782)	(1,951)
Net (loss) income	(267)	(240)	399	(286)
Net loss attributable to noncontrolling interests in subsidiaries	288	756	134	383
Net income attributable to common equity	$21	$516	$533	$97

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2024. There was no taxable income or capital gain for the fiscal year ended October 31, 2023. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the six and three months ended April 30, 2024 and 2023.

As of April 30, 2024, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2020 remain open to examination by the major taxing jurisdictions.

Note 13 – Equity Incentive Plan:

On March 22, 2024, in accordance with FREIT’s Equity Incentive Plan (the “Plan”), the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”)

in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

On March 9, 2023, in accordance with the Plan, the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable. Additionally, the Compensation Committee recommended to the Board and the Board approved other adjustments to the compensation to be paid to directors and the executive officers of FREIT.

As of April 30, 2024, 424,420 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the six and three months ended April 30, 2024 and 2023:

	Six and Three Months Ended April 30,
	2024
	No. of Options	Weighted Average
	Outstanding	Price
Options outstanding at beginning of period	8,440	$9.21
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options exercised during period	—	—
Options outstanding at end of period	8,440	$9.21
Options vested	8,440
Options exercisable at end of period	8,440

	Six Months Ended April 30,		Three Months Ended April 30,
	2023		2023
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Price	Outstanding	Price
Options outstanding at beginning of period	126,140	$10.64	13,240	$8.74
Options granted during period	—	—	—	—
Options forfeited/cancelled during period	—	—	—	—
Options exercised during period	(113,900)	(10.83)	(1,000)	(7.50)
Options outstanding at end of period	12,240	$8.84	12,240	$8.84
Options vested and expected to vest	11,100		11,100
Options exercisable at end of period	3,640		3,640

For the six and three months ended April 30, 2024, compensation expense related to stock options vested amounted to approximately $1,000 and $0, respectively. For the six and three months ended April 30, 2023, compensation expense related to stock options vested amounted to approximately $10,000 and $5,000, respectively. At April 30, 2024, all stock options were fully vested and exercisable with no compensation cost remaining to be recognized. The aggregate intrinsic value of options vested and exercisable at April 30, 2024 was approximately $61,000. For the six and three months ended April 30, 2024, there were no options exercised. For the six and three months ended April 30, 2023, 113,900 and 1,000 options, respectively, were exercised for an aggregate amount of approximately $1.2 million and $7,500, respectively.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of April 30, 2024, is as follows:

Year Ending October 31,	Amount
2024	$5,043
2025	4,209
2026	3,286
2027	2,096
2028	1,125
Thereafter	3,697
Total	$19,456

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three months ended April 30, 2024 and 2023 were not material.

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

Note 18 – Subsequent Event:

On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, on its loan secured by an apartment building located in River Edge, New Jersey with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, will require monthly installments of principal and interest of approximately $58,016 and will be based on a fixed interest rate of 6.75%.

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

The economic and financial environment: In April 2024, the U.S. inflation rate was 3.4% and the U.S. unemployment rate was 3.9%. The Federal Reserve has held the interest rate at 5.5% since July 2023, which is the highest rate level since 2001. As a result, mortgage rates have been at the highest in more than a decade. Though the inflation rate has declined significantly from 6% in January 2023, it is still uncertain which direction the Federal Reserve is heading with the interest rates. If it decides to raise interest rates again, the pace at which it would continue to do so is uncertain, especially if inflation begins to rebound, leading to uncertainties in the financing market and a volatile economy.

Residential Properties: Our residential portfolio continues to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across most of the portfolio. Additionally, the rate of increase on renewals for existing tenants has been robust but is slightly softening. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in inflation and interest rates may have on these properties over the next year.

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to attain higher occupancies and realize stronger net operating incomes, the vacancy rates at the Westwood Plaza and Preakness shopping centers remain elevated. We continue to work diligently to locate the right tenant(s) for the vacant anchor tenant spaces at each of these properties. Given the rebounding interest for “brick and mortar” sites, and the fact that these properties are located in desirable communities with high barriers to entry, management remains optimistic about the successful leasing at these two properties. Additionally, the higher inflation and interest rates could have a continued adverse impact on the operating and financial performance of our existing commercial tenants.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms.

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, will require monthly installments of principal and interest of approximately $58,016 and will be based on a fixed interest rate of 6.75%. (See Notes 9 and 18 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, have been applied consistently as of April 30, 2024, and for the six and three months ended April 30, 2024 and 2023. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2024 (“Current Six Months”) increased 2.7% to $14,274,000 compared to $13,895,000 for the six months ended April 30, 2023 (“Prior Year’s Six Months”). Real estate revenue for the three months ended April 30, 2024 (“Current Quarter”) increased 5.2% to $7,275,000 compared to $6,916,000 for the three months ended April 30, 2023 (“Prior Year’s Quarter”).

The increase in revenue of approximately $379,000 for the Current Six Months was primarily attributable to the following: (a) an increase from the residential segment of approximately $635,000 driven by an increase in base rents across most properties while the average occupancy rate declined from 97.2% in the Prior Year’s Six Months to 95.9% in the Current Six Months; offset by (b) a decrease from the commercial segment of approximately $256,000 primarily driven by a decline in revenue of approximately $494,000 at the Westwood Plaza Shopping Center resulting from Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $140,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.9% in the Prior Year’s Six Months to 97.2% in the Current Six Months.

The increase in revenue of approximately $359,000 for the Current Quarter was primarily attributable to an increase in base rents in the residential segment across most properties.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $21,000 ($0.00 per share basic and diluted) and $533,000 ($0.07 per share basic and diluted), compared to $516,000 ($0.07 per share basic and diluted) and $97,000 ($0.01 per share basic and diluted) for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2024 and 2023:

NON-GAAP NET INCOME COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2024	2023	Change	2024	2023	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,413	$1,774	$(361)	$788	$795	$(7)
Residential properties	5,813	5,296	517	2,948	2,683	265
Total income from real estate operations	7,226	7,070	156	3,736	3,478	258

Financing costs:
Fixed rate mortgages	(3,343)	(2,499)	(844)	(1,656)	(1,288)	(368)
Floating rate mortgages	—	(1,056)	1,056	—	(538)	538
Other - corporate interest	—	(26)	26	—	—	—
Mortgage cost amortization	(281)	(246)	(35)	(126)	(125)	(1)
Total financing costs	(3,624)	(3,827)	203	(1,782)	(1,951)	169

Investment income	686	407	279	279	218	61

General & administrative expenses:
Accounting fees	(238)	(269)	31	(103)	(134)	31
Legal and professional fees	(621)	(476)	(145)	(246)	(251)	5
Directors fees	(734)	(684)	(50)	(437)	(415)	(22)
Stock compensation expense	(1)	(10)	9	—	(5)	5
Corporate expenses	(1,229)	(363)	(866)	(229)	(170)	(59)
Total general & administrative expenses	(2,823)	(1,802)	(1,021)	(1,015)	(975)	(40)

Depreciation	(1,514)	(1,454)	(60)	(789)	(732)	(57)
Loss (gain) on investment in tenancy-in-common	(47)	(188)	141	62	(121)	183
Adjusted net (loss) income	(96)	206	(302)	491	(83)	574

Net loss on sale of Maryland properties	(171)	(446)	275	(92)	(203)	111
Net (loss) income	(267)	(240)	(27)	399	(286)	685

Net loss attributable to noncontrolling interests in subsidiaries	288	756	(468)	134	383	(249)

Net income attributable to common equity	$21	$516	$(495)	$533	$97	$436

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

Adjusted net (loss) income for the Current Six Months and Current Quarter was net loss of $96,000 (($0.01) per share basic and diluted) and net income of $491,000 ($0.07 per share basic and diluted) compared to net income of $206,000 ($0.03 per share basic and diluted) and net loss of $83,000 (($0.01) per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net (loss) income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a net loss on sale of Maryland Properties.

The increase in adjusted net loss for the Current Six Months was primarily attributable to the following: (a) an increase in general and administrative expenses (“G&A”) of approximately $1,021,000 driven by an increase in corporate expenses of approximately $866,000 primarily related to work performed for the Company by a financial advisory firm in the Current Six Months and an increase in legal costs of approximately $145,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC; (b) an increase in the general reserve for uncollectible rents related to the commercial segment of approximately $139,000 (with a consolidated impact to FREIT of approximately $111,000); (c) an increase in real estate tax expense related to the residential segment of approximately $94,000 (with a consolidated impact to FREIT of approximately $79,000); offset by (c) an increase in revenue of approximately $379,000 (with a consolidated impact to FREIT of approximately $234,000); (d) an increase in investment income of approximately $279,000 resulting from higher interest rates in the Current Six Months; (e) a decline in interest expense of approximately $203,000 (with a consolidated impact to FREIT of approximately $75,000) primarily attributed to the refinancing of the loan on the Westwood Hills property in the prior year’s period from a variable interest rate of approximately 8.4% to a fixed interest rate of 6.05%; and (f) an increase in income from investment in TIC of approximately $141,000.

The increase in adjusted net income for the Current Quarter was primarily attributable to the following: (a) an increase in revenue of approximately $359,000 (with a consolidated impact to FREIT of approximately $292,000); (b) an increase in income from investment in TIC of approximately $183,000; (c) a decline in interest expense of approximately $169,000 (with a consolidated impact to FREIT of approximately $99,000) primarily attributed to the refinancing of the loan on the Westwood Hills property in the prior year’s period from a variable interest rate of approximately 8.7% to a fixed interest rate of 6.05%; offset by (d) an increase in total operating expenses in the residential segment of approximately $76,000 (with a consolidated impact to FREIT of approximately $115,000).

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$2,991	$3,172	$(181)	-5.7%	$10,107	$9,471	$636	6.7%	$13,098	$12,643
Reimbursements	1,045	1,142	(97)	-8.5%	(11)	(5)	(6)	-120.0%	1,034	1,137
Other	28	24	4	16.7%	172	167	5	3.0%	200	191
Total revenue	4,064	4,338	(274)	-6.3%	10,268	9,633	635	6.6%	14,332	13,971
Operating expenses	2,593	2,488	105	4.2%	4,455	4,337	118	2.7%	7,048	6,825
Net operating income	$1,471	$1,850	$(379)	-20.5%	$5,813	$5,296	$517	9.8%	7,284	7,146

Average Occupancy %	50.4%	65.6%		-15.2%	95.9%	97.2%		-1.3%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(58)	(76)
Investment income	686	407
Net loss on sale of Maryland properties	(171)	(446)
General and administrative expenses	(2,823)	(1,802)
Loss on investment in tenancy-in-common	(47)	(188)
Depreciation	(1,514)	(1,454)
Financing costs	(3,624)	(3,827)
Net loss	(267)	(240)
Net loss attributable to noncontrolling interests in subsidiaries	288	756
Net income attributable to common equity	$21	$516

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,484	$1,580	$(96)	-6.1%	$5,131	$4,813	$318	6.6%	$6,615	$6,393
Reimbursements	572	505	67	13.3%	4	(14)	18	128.6%	576	491
Other	27	(1)	28	2800.0%	86	81	5	6.2%	113	80
Total revenue	2,083	2,084	(1)	0.0%	5,221	4,880	341	7.0%	7,304	6,964
Operating expenses	1,266	1,241	25	2.0%	2,273	2,197	76	3.5%	3,539	3,438
Net operating income	$817	$843	$(26)	-3.1%	$2,948	$2,683	$265	9.9%	3,765	3,526

Average Occupancy %	50.7%	64.8%		-14.1%	96.5%	97.5%		-1.0%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(29)	(48)
Investment income	279	218
Net loss on sale of Maryland properties	(92)	(203)
General and administrative expenses	(1,015)	(975)
Gain (loss) on investment in tenancy-in-common	62	(121)
Depreciation	(789)	(732)
Financing costs	(1,782)	(1,951)
Net income (loss)	399	(286)
Net loss attributable to noncontrolling interests in subsidiaries	134	383
Net income attributable to common equity	$533	$97

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 6.3% and 0%, respectively, and NOI decreased by 20.5% and 3.1%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Six Months and Current Quarter decreased by 15.2% and 14.1%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Six Months was primarily driven by the decline in revenue of approximately $494,000 at the Westwood Plaza Shopping Center attributed to Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $140,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.9% in the Prior Year’s Six Months to 97.2% in the Current Six Months. The decrease in NOI for the Current Six Months was primarily attributable to the decline in revenue of approximately $274,000 in conjunction with an increase in the general reserve for uncollectible rents of approximately $139,000 as compared to the Prior Year’s Six Months.

Revenue and NOI for the Current Quarter remained relatively flat which was primarily driven by the decline in revenue of approximately $178,000 at the Westwood Plaza shopping center as a result of Kmart vacating, offset by an increase in revenue of approximately $134,000 at the Franklin Crossing shopping center primarily driven by an increase in base rents and an increase in the average occupancy rate at this shopping center from 96.6% in the Prior Year’s Quarter to 97.2% in the Current Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue for the Current Six Months and Current Quarter decreased by 6.9% and 1.2%, respectively, and same property NOI for the Current Six Months and Current Quarter decreased by 22.5% and 9.9%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	6	11,627	$26.26	$28.23	-7.0%	$—	$0.89

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	6	11,627

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 6.6% and 7%, respectively, and NOI increased by 9.8% and 9.9%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Six Months and Current Quarter decreased by 1.3% and 1%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Six Months was primarily attributable to an increase in base rents across most properties while the average occupancy rate declined from 97.2% in the Prior Year’s Six Months to 95.9% in the Current Six Months. The increase in NOI was primarily attributed to the increase in revenue of approximately $635,000 offset by an increase in real estate tax expense across all the residential properties of approximately $94,000.

The increase in revenue and NOI for the Current Quarter was primarily attributable to an increase in base rents across most properties.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,255 and $2,116, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $214,000 and $207,000, respectively.

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

FINANCING COSTS

	Six Months Ended April 30,		Three Months Ended April 30,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,343	$2,499	$1,656	$1,288
New	—	—	—	—
Variable rate mortgages:
1st Mortgages
Existing	—	1,056	—	538
New	—	—	—	—
Other	—	26	—	—
Total financing costs, gross	3,343	3,581	1,656	1,826
Amortization of mortgage costs	281	246	126	125
Total financing costs, net	$3,624	$3,827	$1,782	$1,951

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Six Months decreased by approximately $203,000, or 5.3%, compared to the Prior Year’s Six Months which was primarily attributable to the following: (a) a decrease of approximately $216,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an average interest rate of approximately 8.4% in the Prior Year’s Six Months to a $25.5 million fixed interest rate loan with an interest rate of 6.05%; (b) a decrease of approximately $96,000 resulting from the pay-off of the loan on the Boulders property in January 2024; offset by (c) an increase of approximately $146,000 attributed to the extension and modification of the loan on the Westwood Plaza Shopping

Center modified effective February 2023 from a fixed interest rate of 4.75% to 7.5% and further extended effective February 2024 from a fixed interest rate of 7.5% to 8.5%.

Total net financing costs for the Current Quarter decreased by approximately $169,000, or 8.7%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $119,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an average interest rate of approximately 8.7% in the Prior Year’s Quarter to a $25.5 million fixed interest rate loan with an interest rate of 6.05%; and (b) a decrease of approximately $90,000 resulting from the pay-off of the loan on the Boulders property in January 2024.

INVESTMENT INCOME

Investment income for the Current Six Months and Current Quarter was approximately $686,000 and $279,000, compared to $407,000 and $218,000 for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income was primarily driven by higher interest rates in the Current Six Months and Current Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Six Months and Current Quarter was approximately $2,823,000 and $1,015,000, compared to $1,802,000 and $975,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A for the Current Six Months of approximately $1,021,000 was primarily driven by the following: (a) an increase in corporate expenses of approximately $866,000 primarily related to work performed for the Company by a financial advisory firm in the Current Six Months and (b) an increase in legal costs of approximately $145,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $1,514,000 and $789,000, compared to $1,454,000 and $732,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1,507,000 for the Current Six Months as compared to approximately $308,000 for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2024, FREIT had cash, cash equivalents and restricted cash totaling approximately $16,709,000, compared to approximately $18,356,000 at October 31, 2023. The decrease in cash, cash equivalents and restricted cash in the Current Six Months of approximately $1,647,000 was primarily attributable to $10,113,000 in net cash used in financing activities offset by $7,000,000 in net cash provided by investing activities and $1,507,000 in net cash provided by operating activities. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) purchase of investments in U.S. Treasury securities of approximately $19,135,000; (b) repayment of the mortgage on the Boulders property of approximately $7,500,000; (c) net recurring repayment of mortgages of approximately $923,000; (d) distributions to noncontrolling interests in subsidiaries of approximately $780,000; (e) capital improvements on existing properties of approximately $456,000; offset by (f) proceeds received from maturities of U.S. Treasury securities of approximately $26,315,000; and (g) a distribution from the Pierre TIC of approximately $455,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of April 30, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board declared a dividend of approximately $373,000 ($0.05 per share) in the second quarter of Fiscal 2024, which will be paid on June 14, 2024 to stockholders of record on May 31, 2024. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of April 30, 2024, FREIT’s aggregate outstanding mortgage debt was $129.8 million, which bears a weighted average interest rate of 5.25% and an average life of approximately 2.4 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$54.7	$24.5	$8.6	$10.5	$26.0

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2024 and October 31, 2023:

($ in Millions)	April 30, 2024	October 31, 2023

Fair Value	$123.8	$130.8

Carrying Value, Net	$128.7	$137.1

Fair values are estimated based on market interest rates at April 30, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2024, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.7 million, and a 1% decrease would increase the fair value by $2.8 million.

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey in the amount of approximately $9 million came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, which will extend the loan for three years to May 31, 2027, will require monthly installments of principal and interest of approximately $58,016 and will be based on a fixed interest rate of 6.75%. (See Notes 9 and 18 to FREIT’s condensed consolidated financial statements for further details.)

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contracts were based on a notional amount of approximately $16,200,000 ($14,087,000 at April 30, 2024) for the Regency swap and a notional amount of approximately $12,350,000 ($11,402,000 at April 30, 2024) for the Station Place swap.

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2024, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $267,000 for the Regency swap and $796,000 for the Station Place swap, which amounts have been included in FREIT’s condensed consolidated balance sheet as at April 30, 2024. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive (loss) income and for the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $273,000 and an unrealized gain of $257,000, respectively, in the condensed consolidated statements of comprehensive loss. For the six and three months ended April 30, 2023, FREIT recorded an unrealized loss of approximately $557,000 and $107,000, respectively, in the condensed consolidated statements of comprehensive (loss) income.

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

	For the Six Months Ended April 30,			For the Three Months Ended April 30,
	2024		2023	2024		2023
	(In Thousands, Except Per Share)			(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net (loss) income	$(267)		$(240)	$399		$(286)
Depreciation of consolidated properties	1,514		1,454	789		732
Amortization of deferred leasing costs	64		40	38		21
Distributions to non-controlling interests	(180	) (b)	— (c)	—	(b)	— (c)
Net loss on sale of Maryland properties	171		446	92		203
Adjustment to loss on investment in tenancy-in-common for depreciation	725		716	363		358
FFO	$2,027		$2,416	$1,681		$1,028

Per Share - Basic	$0.27		$0.33	$0.23		$0.14
Per Share - Diluted	$0.27		$0.32	$0.23		$0.14

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million for the six and three months ended April 30, 2024 related to the sale of the Rotunda property. See Note 7 to FREIT's condensed consolidated financial statements for further details.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $2.1 million and $0.2 million for the six and three months ended April 30, 2023, respectively, related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$2,027		$2,416	$1,681		$1,028
Deferred rents (Straight lining)	58		76	29		48
Capital Improvements - Apartments	(265)		(290)	(169)		(145)
AFFO	$1,820		$2,202	$1,541		$931

Per Share - Basic and Diluted	$0.24		$0.30	$0.21		$0.13

Weighted Average Shares Outstanding:
Basic	7,451		7,433	7,453		7,441
Diluted	7,455		7,440	7,457		7,446

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2024. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

FREIT previously reported in connection with litigation between FREIT and certain of its affiliates and Sinatra Properties, LLC (“Sinatra”) that on December 8, 2022 it had filed a Notice of Appeal with the Appellate Division of the New Jersey Superior Court (the “Appellate Division”) appealing that portion of the trial court’s February 4, 2022 ruling which declined to enforce the liquidated damages provision in the Purchase and Sale Agreement between FREIT and certain of its affiliates and Sinatra (the “Purchase Agreement”). On December 22, 2022, Sinatra filed a Notice of Cross Appeal appealing from all determinations by the trial court adverse to Sinatra, including (i) that portion of the trial court’s order holding that Sinatra breached the Purchase Agreement; (ii) the denial of Sinatra’s motion for reconsideration of the trial court’s order; and (iii) the trial court’s order awarding FREIT and certain of its affiliates $3,420,422.88 in attorneys’ fees and denying Sinatra’s request for attorneys’ fees.

On May 1, 2024, the Appellate Division issued its opinion affirming the trial court’s order that (1) held that Sinatra breached the Purchase Agreement; and (2) dismissed all of Sinatra’s other claims and lis pendens on the properties, and reversed that portion of the trial court’s ruling that held the liquidated damages provision of the Purchase Agreement unenforceable. The case was remanded by the Appellate Division to the trial court with direction that the trial court enter an order enforcing the liquidated damages provision and directing Sinatra or the escrow agent to pay to FREIT and certain of its affiliates $15 million in liquidated damages. In addition, the Appellate Division affirmed the trial court’s order denying Sinatra’s motion for reconsideration and the order of the trial court granting the motion made by FREIT and certain of its affiliates for attorney’s fees and costs though there can be no assurance as to the amount of timing of any actual collections.

FREIT and its affiliates that are parties to this litigation intend to take the necessary actions to collect the $15 million in liquidated damages and the attorney’s fees and costs awarded to them.

As previously disclosed, FREIT and certain of its affiliates filed a complaint against Kushner Companies LLC (“Kushner”) asserting that Kushner used Sinatra as a shell to evade its debts and obligations and asking the Court to pierce the corporate veil and hold Kushner liable for Sinatra’s debts and obligations under the Purchase Agreement. Kushner filed a motion with the Court seeking to dismiss the complaint with prejudice. By Order of the Court dated February 2, 2024 (the “Order”), Kushner’s motion to dismiss the complaint was granted without prejudice for failure to join an indispensable party, Sinatra; the Court rejected all of Kushner’s other arguments seeking dismissal of the complaint with prejudice, and expressly granted FREIT the right to file an amended complaint adding Sinatra as a defendant. On February 8, 2024, FREIT filed the amended complaint naming Sinatra as an additional defendant and asserting the same claims as against Kushner. On March 11, 2024, Kushner and Sinatra filed a motion to dismiss FREIT’s amended complaint and seeking reconsideration of the Court’s order dismissing the initial complaint without prejudice. The Court denied the motion made by Kushner and Sinatra to dismiss and for reconsideration. On May 23, 2024, Kushner and Sinatra answered the veil piercing complaint, asserted several affirmative defenses to the claims made in the veil piercing complaint and filed a counterclaim against FREIT and its affiliates. In their counterclaim, Kushner and Sinatra contend that to the extent that they prevail in the veil piercing litigation, they are entitled to a monetary judgment in the amount of their reasonable attorney’s fees and costs incurred in connection with the defense of that action. FREIT will vigorously oppose the affirmative defenses and counterclaim asserted by Kushner and Sinatra.

Also, as previously disclosed, FREIT has incurred substantial costs in legal fees and related costs through April 30, 2024 in connection with the Sinatra litigation. FREIT expects to continue to incur additional costs until such time as (i) the appeal is resolved with respect to the Court’s decision to deny FREIT’s liquidated damages claim, and (ii) FREIT also resolves the additional claims to collect on its $3.42 million Judgment and obtain reimbursement of its ongoing legal costs and expenses. Although it is not possible to forecast the final outcome of this litigation, to date FREIT has successfully avoided Sinatra’s claim for specific performance under the Purchase Agreement and was awarded a favorable $3.42 million Judgement to be reimbursed for certain of its legal fees and expenses.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2024, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive (loss) income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: June 14, 2024
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)