Form 10-Q
period 2024-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2024-09-13
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2024

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

As of September 13, 2024, the number of shares of common stock outstanding was 7,459,193.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2024	2023
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$91,922	$93,617
Construction in progress	941	898
Cash and cash equivalents	29,429	13,217
Investment in U.S. Treasury securities available-for-sale	16,919	23,593
Investment in tenancy-in-common	17,705	18,137
Tenants' security accounts	921	962
Receivables arising from straight-lining of rents	602	690
Accounts receivable, net of allowance for doubtful accounts of $250 and $1,090 as of July 31, 2024 and October 31, 2023, respectively	397	559
Funds held in post-closing escrow	189	883
Prepaid expenses and other assets	5,067	4,912
Deferred charges, net	309	311
Interest rate swap contracts	636	1,336
Total Assets	$165,037	$159,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222	$129,360	$138,179
Less unamortized debt issuance costs	922	1,117
Mortgages payable, net	128,438	137,062

Accounts payable and accrued expenses	2,493	1,275
Dividends payable	373	372
Tenants' security deposits	1,222	1,262
Deferred revenue	689	668
Total Liabilities	133,215	140,639

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,458,193 and 7,449,583 shares issued at July 31, 2024 and October 31, 2023, respectively	75	74
Additional paid-in-capital	32,215	32,074
Retained earnings (accumulated deficit)	4,726	(8,968)
Accumulated other comprehensive income	610	1,336
Total Common Equity	37,626	24,516
Noncontrolling interests in subsidiaries	(5,804)	(6,040)
Total Equity	31,822	18,476
Total Liabilities and Equity	$165,037	$159,115

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2024	2023	2024	2023
	(In Thousands Except Per Share Amounts)		(In Thousands Except Per Share Amounts)
Revenue:
Rental income	$19,608	$19,078	$6,568	$6,511
Reimbursements	1,439	1,749	405	612
Sundry income	374	364	174	173
Total revenue	21,421	21,191	7,147	7,296

Expenses:
Operating expenses	8,608	8,317	2,405	3,242
Management fees	1,011	1,002	344	343
Real estate taxes	4,501	4,350	1,500	1,457
Depreciation	2,249	2,198	735	744
Total expenses	16,369	15,867	4,984	5,786

Investment income	1,082	682	396	275
Litigation settlement, net of fees	15,711	—	15,711	—
Net loss on sale of Maryland properties	(171)	(1,003)	—	(557)
Loss on investment in tenancy-in-common	(143)	(231)	(96)	(43)
Interest expense including amortization of deferred financing costs	(5,463)	(5,858)	(1,839)	(2,031)
Net income (loss)	16,068	(1,086)	16,335	(846)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,256)	1,190	(1,544)	434

Net income (loss) attributable to common equity	$14,812	$104	$14,791	$(412)

Earnings (loss) per share:
Basic	$1.99	$0.01	$1.98	$(0.06)
Diluted	$1.99	$0.01	$1.98	$(0.06)

Weighted average shares outstanding:
Basic	7,454	7,438	7,458	7,449
Diluted	7,457	7,444	7,462	7,449

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NINE AND THREE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$16,068	$(1,086)	$16,335	$(846)

Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(134)	258	(241)	562
Amount reclassified from accumulated other comprehensive income to interest expense	(566)	(426)	(186)	(173)
Net unrealized (loss) gain on interest rate swap contracts	(700)	(168)	(427)	389

Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	(20)	—	(1)	—
Amount reclassified from accumulated other comprehensive income to investment income	(6)	—	(5)	—
Net unrealized loss on U.S. Treasury securities available-for-sale	(26)	—	(6)	—
Comprehensive income (loss)	15,342	(1,254)	15,902	(457)

Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(1,256)	1,190	(1,544)	434

Comprehensive income (loss) attributable to common equity	$14,086	$(64)	$14,358	$(23)

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2024

(Unaudited)

	Common Equity
	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-In- Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2023	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

Stock based compensation expense			1			1		1

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(512)		(512)	(154)	(666)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(530)	(530)	—	(530)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at January 31, 2024	7,450	74	32,075	(9,852)	799	23,096	(6,374)	16,722

Stock awards granted to directors	8	1	140			141		141

Distributions to noncontrolling interests in subsidiaries						—	(600)	(600)

Net income (loss)				533		533	(134)	399

Dividends declared				(373)		(373)		(373)

Net unrealized gain on interest rate swap contracts					257	257	—	257

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(13)	(13)	—	(13)

Balance at April 30, 2024	7,458	75	32,215	(9,692)	1,043	23,641	(7,108)	16,533

Distributions to noncontrolling interests in subsidiaries						—	(240)	(240)

Net income				14,791		14,791	1,544	16,335

Dividends declared				(373)		(373)		(373)

Net unrealized loss on interest rate swap contracts					(427)	(427)	—	(427)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(6)	(6)	—	(6)

Balance at July 31, 2024	7,458	$75	$32,215	$4,726	$610	$37,626	$(5,804)	$31,822

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2023

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			5			5		5

Vested share units granted to Directors	2		26			26		26

Stock options exercised	113	1	1,225			1,226		1,226

Distributions to noncontrolling interests in subsidiaries						—	(1,850)	(1,850)

Net income (loss)				419		419	(373)	46

Dividends declared				(541)		(541)		(541)

Net unrealized loss on interest rate swap contracts					(450)	(450)	—	(450)

Balance at January 31, 2023	7,436	74	31,891	(6,330)	959	26,594	(3,393)	23,201

Stock based compensation expense			5			5		5

Stock awards granted to directors	9		140			140		140

Stock options exercised	1		7			7		7

Distributions to noncontrolling interests in subsidiaries						—	(204)	(204)

Net income (loss)				97		97	(383)	(286)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(107)	(107)	—	(107)

Balance at April 30, 2023	7,446	74	32,043	(6,605)	852	26,364	(3,980)	22,384

Stock based compensation expense			1			1		1

Stock options exercised	4		30			30		30

Distributions to noncontrolling interests in subsidiaries						—	(1,241)	(1,241)

Net loss				(412)		(412)	(434)	(846)

Dividends declared				(2,235)		(2,235)		(2,235)

Net unrealized gain on interest rate swap contracts					389	389	—	389

Balance at July 31, 2023	7,450	$74	$32,074	$(9,252)	$1,241	$24,137	$(5,655)	$18,482

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2024 AND 2023

(Unaudited)

	Nine Months Ended
	July 31,
	2024	2023
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$16,068	$(1,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on sale of Maryland properties	171	1,003
Depreciation	2,249	2,198
Amortization	492	437
Stock based compensation expense	1	11
Director fees and related interest paid in stock units	—	26
Stock awards granted to directors	141	140
Loss on investment in tenancy-in-common	143	231
Deferred rents - straight line rent	88	91
Bad debt expense	116	26
Accreted interest on investment in U.S. Treasury securities	(595)	(154)
Changes in operating assets and liabilities:
Tenants' security accounts	(40)	(33)
Accounts receivable, prepaid expenses and other assets	(191)	397
Accounts payable, accrued expenses and deferred director compensation payable	1,318	(1,694)
Deferred revenue	21	285
Net cash provided by operating activities	19,982	1,878
Investing activities:
Cash outlays from sale of Maryland properties, net	(171)	(844)
Purchase of U.S. Treasury securities	(26,759)	(31,752)
Proceeds from maturities of U.S. Treasury securities	34,002	11,380
Capital improvements - existing properties	(697)	(1,154)
Deferred leasing costs	(88)	(140)
Due from Pierre TIC for reimbursement of costs	(166)	—
Distribution from investment in tenancy-in-common	455	390
Net cash provided by (used in) investing activities	6,576	(22,120)
Financing activities:
Repayment of mortgages	(8,819)	(1,124)
Proceeds from exercise of stock options	—	1,263
Deferred financing costs	(207)	(604)
Dividends paid	(1,117)	(11,486)
Distributions to noncontrolling interests in subsidiaries	(1,020)	(3,295)
Net cash used in financing activities	(11,163)	(15,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,395	(35,488)
Cash, cash equivalents and restricted cash, beginning of period	18,356	58,500
Cash, cash equivalents and restricted cash, end of period	$33,751	$23,012

Supplemental disclosure of cash flow data:
Interest paid	$5,061	$5,461

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of the Maryland properties	$—	$159
Accrued capital expenditures, construction costs and pre-development costs	$107	$38
Financing activities:
Dividends declared but not paid	$373	$2,235

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$29,429	$17,757
Tenants' security accounts	921	978
Funds held in post-closing escrow	189	883
Mortgage escrows (included in prepaid expenses and other assets)	3,212	3,394
Total cash, cash equivalents and restricted cash	$33,751	$23,012

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2023.

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

Note 3 – Dividends and earnings (loss) per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $373,000 ($0.05 per share) in the third quarter of Fiscal 2024, which will be paid on September 13, 2024 to stockholders of record on August 30, 2024.

Basic earnings (loss) per share is calculated by dividing net income attributable to common equity (numerator) by the weighted average number of shares outstanding during each period (denominator). The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period using the Treasury Stock method. Under the Treasury Stock method, the assumption is that the proceeds received upon exercise of the options, including the unrecognized stock option compensation expense attributable to future services, are used to repurchase FREIT’s stock at the average market price during the period, thereby increasing the number of shares to be added in computing diluted earnings per share. For both the nine and three months ended July 31, 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 and 4,000 shares, respectively, with no impact on earnings per share. For the nine and three months ended July 31, 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 6,000 and 0 shares, respectively, with no impact on earnings (loss) per share. There were no anti-dilutive shares for the nine and three months ended July 31, 2024 and 2023. Anti-dilutive shares consist of out-of-the money stock options under the Equity Incentive Plan (See Note 13).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $16,919,000 and $23,593,000, as of July 31, 2024 and October 31, 2023, respectively, at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income (loss). At maturity, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of operations. For the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $26,000 and $6,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. There was no unrealized gain or loss recorded for the nine and three months ended July 31, 2023. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income (loss). For the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $700,000 and $427,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such periods. For the nine and three months ended July 31, 2023, FREIT recorded an unrealized loss of approximately $168,000 and an unrealized gain of $389,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such periods. As of July 31, 2024, there was an asset of approximately $163,000 for the Regency swap and $473,000 for the Station Place swap. As of October 31, 2023, there was an asset of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $17.7 million and $18.1 million at July 31, 2024 and October 31, 2023, respectively. For the nine and three months ended July 31, 2024, FREIT recognized a loss on investment in TIC of approximately $143,000 and $96,000, respectively, in the accompanying condensed consolidated statements of operations. Additionally, because the Pierre Towers property was part of the original portfolio sale to Sinatra Properties, LLC (“Sinatra”), approximately $166,000 in expenses previously paid by and due to FREIT for the terminated Sinatra transaction (See Note 6) have been recorded in the “investment in tenancy-in-common” line item on FREIT’s condensed consolidated balance sheet as of July 31, 2024. For the nine and three months ended July 31, 2023, FREIT recognized a loss on investment in TIC of approximately $231,000 and $43,000, respectively, in the accompanying condensed consolidated statements of operations.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $318,000 and $108,000 for the nine and three months ended July 31, 2024, respectively, and

$313,000 and $105,000 for the nine and three months ended July 31, 2023, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $55,000 for both the nine and three months ended July 31, 2024 and $51,000 for both the nine and three months ended July 31, 2023.

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2024 and October 31, 2023, accounted for by the equity method:

	July 31,	October 31,
	2024	2023
	(In Thousands of Dollars)

Real estate, net	$73,041	$74,202
Cash and cash equivalents	1,736	2,256
Tenants' security accounts	519	478
Receivables and other assets	679	455
Total assets	$75,975	$77,391

Mortgages payable, net of unamortized debt issuance costs	$47,653	$48,516
Accounts payable and accrued expenses	452	295
Reimbursement due to FREIT	166	—
Tenants' security deposits	524	496
Deferred revenue	197	181
Equity	26,983	27,903
Total liabilities & equity	$75,975	$77,391

FREIT's investment in TIC (65% interest)	$17,539	$18,137
Reimbursement due to FREIT	166	—
FREIT's net investment in TIC	$17,705	$18,137

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2024 and 2023, accounted for by the equity method:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$6,416	$6,196	$2,173	$2,100
Operating expenses	3,685	3,700	1,230	1,215
Depreciation	1,674	1,655	559	554
Operating income	1,057	841	384	331

Interest income	59	—	22	—
Sinatra expenses due to FREIT	(166)	—	(166)	—
Interest expense including amortization of deferred financing costs	(1,170)	(1,196)	(388)	(397)

Net loss	$(220)	$(355)	$(148)	$(66)

FREIT's loss on investment in TIC (65% interest)	$(143)	$(231)	$(96)	$(43)

Note 6 – Termination of Purchase and Sale Agreement:

As FREIT previously reported, on June 26, 2024, a settlement was reached between FREIT and certain of its affiliates and Sinatra and Kushner Companies, LLC, (the “Kushner Parties”) regarding previously reported ongoing litigation. The litigation involved a dispute between the parties related to a purchase and sale agreement entered into on January 14, 2020. All settlement payments have been received by FREIT and its affiliates.

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $881,000 and $369,000 for the nine and three months ended July 31, 2024, respectively, and $798,000 and $407,000 for the nine and three months ended July 31, 2023, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying condensed consolidated statements of operations for the nine and three months ended July 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.

●	Reimbursement of costs related to this transaction of $166,000 due to FREIT from the Pierre TIC.

●	Approximately $2.6 million, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices between the companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million (inclusive of approximately $0.5 million in funds released from the Maryland Purchaser Escrow Payment for the nine months ended July 31, 2024), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of July 31, 2024, approximately $7,084,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers. The escrow and related gain on sale were reduced by approximately $171,000 and $0 for the nine and three months ended July 31, 2024, respectively, and $1,003,000 and $557,000 for the nine and three months ended July 31, 2023, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which will reduce the escrowed funds available to be released to Grande Rotunda. Approximately $0.2 million and $0.9 million of remaining funds are held in a post-closing escrow for rents and are included in “Funds held in post-closing escrow” on the accompanying condensed consolidated balance sheets as of July 31, 2024 and October 31, 2023, respectively. These funds held in post-closing escrow are anticipated to be released by the end of Fiscal 2026. The sale of the Maryland Properties resulted in a net gain of approximately $67.6 million (as adjusted) (FREIT’s share is approximately $44.9 million) which includes approximately $7.3 million of proceeds released and anticipated to be released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,011,000 and $1,002,000 for the nine months ended July 31, 2024 and 2023, respectively, and $343,000 for both the three months ended July 31, 2024 and 2023, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $449,000 and $477,000 for the nine months ended July 31, 2024 and 2023, respectively, and $133,000 and $155,000 for the three months ended July 31, 2024 and 2023, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions, charged to operations, were approximately $177,000 and $166,000 for the nine months ended July 31, 2024 and 2023, respectively, and $117,000 and $101,000 for the three months ended July 31, 2024 and 2023, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the nine and three months ended July 31, 2024 were approximately $89,000 and $0, respectively, and for the nine and three months ended July 31, 2023 were approximately $180,000 and $159,000, respectively. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,100 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property. The commissions for the renewal of FREIT’s line of credit and the modification and extension of the loans were accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of July 31, 2024 and October 31, 2023. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statements of operations for the nine months ended July 31, 2024 and 2023.

In connection with the litigation settlement received in the third quarter of Fiscal 2024, FREIT’s Board of Directors approved payment of a litigation management fee in the amount of $750,000 to Hekemian & Co. for its work performed related to this litigation over the past four years. Additionally, approximately $2.6 million, comprising $4.5 million of the settlement income less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices between the companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC. See Note 6 for additional details.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for the nine months ended July 31, 2024 and 2023 was approximately $515,000 and $479,000, respectively, for Robert S. Hekemian, Jr., $34,000 and $32,000, respectively, for Allan Tubin and $65,000 and $61,000, respectively, for David Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended July 31, 2024 and 2023 was approximately $165,000 and $165,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $15,000 and $15,000, respectively, for David Hekemian (See Notes 13 and 14). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Note 9 – Mortgage financings and line of credit:

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%.

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

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Note 10 – Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2024 and October 31, 2023:

($ in Millions)	July 31, 2024	October 31, 2023

Fair Value	$125.3	$130.8

Carrying Value, Net	$128.4	$137.1

Fair values are estimated based on market interest rates at July 31, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the nine and three months ended July 31, 2024 and 2023. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,921	$6,613	$1,857	$2,275
Residential	15,588	14,669	5,320	5,036
Total real estate rental revenue	21,509	21,282	7,177	7,311

Real estate operating expenses:
Commercial	3,694	3,782	1,101	1,294
Residential	6,674	6,526	2,219	2,189
Total real estate operating expenses	10,368	10,308	3,320	3,483

Net operating income:
Commercial	2,227	2,831	756	981
Residential	8,914	8,143	3,101	2,847
Total net operating income	$11,141	$10,974	$3,857	$3,828

Recurring capital improvements - residential	$(483)	$(407)	$(218)	$(117)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$11,141	$10,974	$3,857	$3,828
Deferred rents - straight lining	(88)	(91)	(30)	(15)
Investment income	1,082	682	396	275
Litigation settlement, net of fees	15,711	—	15,711	—
General and administrative expenses	(3,752)	(3,361)	(929)	(1,559)
Loss on investment in tenancy-in-common	(143)	(231)	(96)	(43)
Depreciation	(2,249)	(2,198)	(735)	(744)
Net loss on sale of Maryland properties	(171)	(1,003)	—	(557)
Financing costs	(5,463)	(5,858)	(1,839)	(2,031)
Net income (loss)	16,068	(1,086)	16,335	(846)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,256)	1,190	(1,544)	434
Net income (loss) attributable to common equity	$14,812	$104	$14,791	$(412)

Note 12 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2024. There was no taxable income or capital gain for the fiscal year ended October 31, 2023. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the nine and three months ended July 31, 2024 and 2023.

As of July 31, 2024, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2021 remain open to examination by the major taxing jurisdictions.

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

As of July 31, 2024, 424,420 shares are available for issuance under the Plan.

The following table summarizes stock option activity for the nine and three months ended July 31, 2024 and 2023:

	Nine and Three Months Ended July 31,
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

For the nine and three months ended July 31, 2024, compensation expense related to stock options vested amounted to approximately $1,000 and $0, respectively. For the nine and three months ended July 31, 2023, compensation expense related to stock options vested amounted to approximately $10,000 and $1,000, respectively. At July 31, 2024, all stock options were fully vested and exercisable with no compensation cost remaining to be recognized. The aggregate intrinsic value of options vested and exercisable at July 31, 2024 was approximately $74,000. For the nine and three months ended July 31, 2024, there were no options exercised. For the nine and three months ended July 31, 2023, 117,700 and 3,800 options, respectively, were exercised for an aggregate amount of approximately $1.3 million and $30,000, respectively.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of July 31, 2024, is as follows:

Year Ending October 31,	Amount
2024	$5,064
2025	4,382
2026	3,493
2027	2,299
2028	1,301
Thereafter	4,175
Total	$20,714

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three months ended July 31, 2024 and 2023 were not material.

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

The economic and financial environment: The U.S. inflation rate has declined to 2.9% in July 2024, which is the lowest since March 2021, while the U.S. unemployment rate has been rising from 3.9% in April 2024 to 4.3% in July 2024. The Federal Reserve has held the interest rate at 5.5% since July 2023, which is the highest rate level since 2001. As a result, mortgage rates have been at the highest in more than a decade. This decline in the inflation rate, which is nearing the Federal Reserve’s 2% target, coupled with a slowdown in employers hiring and the unemployment rate rising may signal the Federal Reserve to start lowering interest rates. However, it is uncertain if this is the action they will take and at what pace this would be done.

Residential Properties: Our residential portfolio continues to generate positive cash flow while average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across most of the portfolio. Additionally, the rate of increase on renewals for existing tenants has been robust but is slightly softening. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in interest rates may have on these properties over the next year.

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to attain higher occupancies and realize stronger net operating incomes, the vacancy rates at the Westwood Plaza and Preakness Shopping centers remain elevated. We continue to work diligently to locate the right tenant(s) for the vacant anchor tenant spaces at each of these properties. Given the rebounding interest for “brick and mortar” sites, and the fact that these properties are located in desirable communities with high barriers to entry, management remains optimistic about the successful leasing at these two properties. Additionally, the higher interest rates could have a continued adverse impact on the operating and financial performance of our existing commercial tenants.

Litigation Update:

As FREIT previously reported, on June 26, 2024, a settlement was reached between FREIT and certain of its affiliates and Sinatra Properties, LLC (“Sinatra”) and Kushner Companies, LLC, (the “Kushner Parties”) regarding previously reported ongoing litigation. The litigation involved a dispute between the parties related to a purchase and sale agreement entered into on January 14, 2020. All settlement payments have been received by FREIT and its affiliates.

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying condensed consolidated statements of operations for the nine and three months ended July 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.

●	Reimbursement of costs related to this transaction of $166,000 due to FREIT from the Pierre TIC.

●	Approximately $2.6 million, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices between the companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

See Note 6 to FREIT’s condensed consolidated financial statements for additional details.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms.

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023, have been applied consistently as of July 31, 2024, and for the nine and three months ended July 31, 2024 and 2023. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

Revenue Recognition: Base rents, additional rents based on tenants' sales volume and reimbursement of the tenants' share of certain operating expenses are generally recognized when earned from tenants. The straight-line basis is used to recognize base rents under leases if they provide for varying rents over the lease terms. Straight-line rents receivable represent unbilled rents receivable to the extent straight-line rents exceed current rents billed in accordance with lease agreements. Before FREIT can recognize revenue, it is required to assess, among other things, its collectability.

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2024 (“Current Nine Months”) increased 1.1% to $21,421,000 compared to $21,191,000 for the nine months ended July 31, 2023 (“Prior Year’s Nine Months”). Real estate revenue for the three months ended July 31, 2024 (“Current Quarter”) decreased 2.0% to $7,147,000 compared to $7,296,000 for the three months ended July 31, 2023 (“Prior Year’s Quarter”).

The increase in revenue of approximately $230,000 for the Current Nine Months was primarily attributable to the following: (a) an increase from the residential segment of approximately $920,000 driven by an increase in base rents across most properties while the average occupancy rate declined from 97.1% in the Prior Year’s Nine Months to 96.2% in the Current Nine Months; offset by (b) a decrease from the commercial segment of approximately $690,000 primarily driven by a decline in revenue of approximately $858,000 at the Westwood Plaza Shopping Center resulting from Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $98,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.8% in the Prior Year’s Nine Months to 97.2% in the Current Nine Months and an increase in revenue of approximately $99,000 attributed to a lease termination fee received from European Wax at the Wayne Preakness Shopping Center in the Current Nine Months.

The decrease in revenue of approximately $149,000 for the Current Quarter was primarily attributable to the following: (a) a decrease from the commercial segment of approximately $433,000 primarily driven by a decline in revenue of approximately $363,000 at the Westwood Plaza Shopping Center resulting from Kmart vacating its space in October 2023; offset by (b) an increase from the residential segment of approximately $284,000 driven by an increase in base rents across most properties while the average occupancy rate remained at 96.8%.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Nine Months and Current Quarter was net income of $14,812,000 ($1.99 per share basic and diluted) and $14,791,000 ($1.98 per share basic and diluted), compared to net income of $104,000 ($0.01 per share basic and diluted) and net loss of $412,000 (($0.06) per share basic and diluted) for the Prior Year’s comparable periods, respectively.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the nine and three months ended July 31, 2024 and 2023:

NON-GAAP NET INCOME (LOSS) COMPONENTS	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2024	2023	Change	2024	2023	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$2,139	$2,740	$(601)	$726	$966	$(240)
Residential properties	8,914	8,143	771	3,101	2,847	254
Total income from real estate operations	11,053	10,883	170	3,827	3,813	14

Financing costs:
Fixed rate mortgages	(5,061)	(3,822)	(1,239)	(1,718)	(1,323)	(395)
Floating rate mortgages	—	(1,640)	1,640	—	(584)	584
Other - corporate interest	—	(26)	26	—	—	—
Mortgage cost amortization	(402)	(370)	(32)	(121)	(124)	3
Total financing costs	(5,463)	(5,858)	395	(1,839)	(2,031)	192

Investment income	1,082	682	400	396	275	121

General & administrative expenses:
Accounting fees	(344)	(390)	46	(106)	(121)	15
Legal and professional fees	(1,024)	(934)	(90)	(403)	(458)	55
Directors fees	(1,031)	(981)	(50)	(297)	(297)	—
Stock compensation expense	(1)	(10)	9	—	—	—
Corporate expenses	(1,352)	(1,046)	(306)	(123)	(683)	560
Total general & administrative expenses	(3,752)	(3,361)	(391)	(929)	(1,559)	630

Depreciation	(2,249)	(2,198)	(51)	(735)	(744)	9
Loss on investment in tenancy-in-common	(143)	(231)	88	(96)	(43)	(53)
Adjusted net income (loss)	528	(83)	611	624	(289)	913

Litigation settlement, net of fees	15,711	—	15,711	15,711	—	15,711
Net loss on sale of Maryland properties	(171)	(1,003)	832	—	(557)	557
Net income (loss)	16,068	(1,086)	17,154	16,335	(846)	17,181

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,256)	1,190	(2,446)	(1,544)	434	(1,978)

Net income (loss) attributable to common equity	$14,812	$104	$14,708	$14,791	$(412)	$15,203

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

Adjusted net income (loss) for the Current Nine Months and Current Quarter was net income of $528,000 ($0.07 per share basic and diluted) and $624,000 ($0.08 per share basic and diluted) compared to net loss of $83,000 (($0.01) per share basic and diluted) and $289,000 (($0.04) per share basic and diluted), for the Prior Year’s comparable periods. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the litigation settlement, net of fees and a net loss on sale of Maryland Properties.

The increase in adjusted net income of approximately $611,000 for the Current Nine Months was primarily attributable to the following: (a) an increase in investment income of approximately $400,000 resulting from higher interest rates in the Current Nine Months; (b) a decline in net interest expense of approximately $395,000 (FREIT’s share is approximately $167,000) primarily attributed to the refinancing of the loan on the Westwood Hills property in the prior year’s period from a variable interest rate of approximately 8.6% to a fixed interest rate of 6.05%; (c) an increase in revenue of approximately $230,000 (FREIT’s share is approximately $51,000); (d) an increase in income from investment in TIC of approximately $88,000; (e) a decline in the repairs and maintenance expense related to the commercial segment of approximately $140,000 (FREIT’s share is approximately $146,000); offset by (e) an increase in general and administrative expenses (“G&A”) of approximately $391,000 driven by an increase in corporate expenses of approximately $306,000 primarily related to work performed for the Company by a financial advisory firm in the Current Nine Months and an increase in legal costs of approximately $90,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra; and (f) an increase in real estate tax expense related to the residential segment of approximately $140,000 (FREIT’s share is approximately $118,000).

The increase in adjusted net income of approximately $913,000 for the Current Quarter was primarily attributable to the following: (a) a decline in G&A of approximately $630,000 driven by a decrease in corporate expenses of approximately $560,000 primarily related to costs incurred in the Prior Year’s Quarter for the implementation of the Shareholder Rights Plan; (b) a decline in net interest expense of approximately $192,000 (FREIT’s share is approximately $93,000) primarily attributed to the refinancing of the loan on the Westwood Hills property in the prior year’s period from a variable interest rate of approximately 9.1% to a fixed interest rate of 6.05%; (c) an increase in investment income of approximately $121,000 resulting from higher interest rates in the Current Quarter; (d) a decrease in total operating expenses in the commercial segment of approximately $193,000 (FREIT’s share is approximately $149,000) primarily resulting from a decline in repairs and maintenance expense; offset by (e) a decrease in revenue of approximately $149,000 (FREIT’s share is approximately $183,000).

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,348	$4,756	$(408)	-8.6%	$15,348	$14,413	$935	6.5%	$19,696	$19,169
Reimbursements	1,448	1,752	(304)	-17.4%	(9)	(3)	(6)	-200.0%	1,439	1,749
Other	125	105	20	19.0%	249	259	(10)	-3.9%	374	364
Total revenue	5,921	6,613	(692)	-10.5%	15,588	14,669	919	6.3%	21,509	21,282
Operating expenses	3,694	3,782	(88)	-2.3%	6,674	6,526	148	2.3%	10,368	10,308
Net operating income	$2,227	$2,831	$(604)	-21.3%	$8,914	$8,143	$771	9.5%	11,141	10,974

Average Occupancy %	50.9%	65.4%		-14.5%	96.2%	97.1%		-0.9%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(88)	(91)
Investment income	1,082	682
Litigation settlement, net of fees	15,711	—
Net loss on sale of Maryland properties	(171)	(1,003)
General and administrative expenses	(3,752)	(3,361)
Loss on investment in tenancy-in-common	(143)	(231)
Depreciation	(2,249)	(2,198)
Financing costs	(5,463)	(5,858)
Net income (loss)	16,068	(1,086)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,256)	1,190
Net income attributable to common equity	$14,812	$104

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,357	$1,584	$(227)	-14.3%	$5,241	$4,942	$299	6.1%	$6,598	$6,526
Reimbursements	403	610	(207)	-33.9%	2	2	—	0.0%	405	612
Other	97	81	16	-19.8%	77	92	(15)	-16.3%	174	173
Total revenue	1,857	2,275	(418)	-18.4%	5,320	5,036	284	5.6%	7,177	7,311
Operating expenses	1,101	1,294	(193)	-14.9%	2,219	2,189	30	1.4%	3,320	3,483
Net operating income	$756	$981	$(225)	-22.9%	$3,101	$2,847	$254	8.9%	3,857	3,828

Average Occupancy %	51.8%	65.1%		-13.3%	96.8%	96.8%		0.0%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	(30)	(15)
Investment income	396	275
Litigation settlement, net of fees	15,711	—
Net loss on sale of Maryland properties	—	(557)
General and administrative expenses	(929)	(1,559)
Loss on investment in tenancy-in-common	(96)	(43)
Depreciation	(735)	(744)
Financing costs	(1,839)	(2,031)
Net income (loss)	16,335	(846)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,544)	434
Net income (loss) attributable to common equity	$14,791	$(412)

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 10.5% and 18.4%, respectively, and NOI decreased by 21.3% and 22.9%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Nine Months and Current Quarter decreased by 14.5% and 13.3%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Nine Months was primarily driven by the decline in revenue of approximately $858,000 at the Westwood Plaza Shopping Center attributed to Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $98,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.8% in the Prior Year’s Nine Months to 97.2% in the Current Nine Months and an increase in revenue of approximately $99,000 attributed to a lease termination fee received from European Wax at the Wayne Preakness Shopping Center in the Current Nine Months. The decrease in NOI for the Current Nine Months was primarily attributable to the decline in revenue of approximately $692,000 offset by a decrease in repairs and maintenance expense of approximately $140,000 as compared to the Prior Year’s Nine Months.

The decrease in revenue for the Current Quarter was primarily driven by the decline in revenue at the Westwood Plaza Shopping Center attributed to Kmart vacating its space in October 2023. The decrease in NOI for the Current Quarter was primarily attributed to a decrease in revenue of approximately $418,000 offset by a decrease in repairs and maintenance expense of approximately $98,000 as compared to the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue for the Current Nine Months and Current Quarter decreased by 9.7% and 15.3%, respectively, and same property NOI for the Current Nine Months and Current Quarter decreased by 23% and 23.9%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	8	17,164	$28.17	$28.43	-0.9%	$—	$0.68

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	8	17,164

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term.

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the Kmart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. As management is unable to predict the length of time it may take to re-

lease this space, the Westwood Plaza shopping center will incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s condensed consolidated financial statements for further details.)

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Pierre Towers property, which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 6.3% and 5.6%, respectively, and NOI increased by 9.5% and 8.9%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter decreased by 0.9% and 0%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Nine Months was primarily attributable to an increase in base rents across most properties while the average occupancy rate declined from 97.1% in the Prior Year’s Nine Months to 96.2% in the Current Nine Months. The increase in NOI for the Current Nine Months was primarily attributed to the increase in revenue of approximately $919,000 offset by an increase in real estate tax expense across all the residential properties of approximately $140,000.

The increase in revenue and NOI for the Current Quarter was primarily attributable to an increase in base rents across most properties while the average occupancy rate remained at 96.8% in the Current Quarter compared to the Prior Year’s Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,289 and $2,154, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $218,000 and $210,000, respectively.

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

FINANCING COSTS

	Nine Months Ended July 31,		Three Months Ended July 31,
	2024	2023	2024	2023
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,061	$3,822	$1,718	$1,323
New	—	—	—	—
Variable rate mortgages:
1st Mortgages
Existing	—	1,640	—	584
New	—	—	—	—
Other	—	26	—	—
Total financing costs, gross	5,061	5,488	1,718	1,907
Amortization of mortgage costs	402	370	121	124
Total financing costs, net	$5,463	$5,858	$1,839	$2,031

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Nine Months decreased by approximately $395,000, or 6.7%, compared to the Prior Year’s Nine Months which was primarily attributable to the following: (a) a decrease of approximately $381,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an average interest rate of approximately 8.6% in the Prior Year’s Nine Months to a $25.5 million fixed interest rate loan with an interest rate of 6.05%; (b) a decrease of approximately $187,000 resulting from the pay-off of the loan on the Boulders property in January 2024; offset by (c) an increase of approximately $172,000 attributed to the extension and modification of the loan on the Westwood Plaza Shopping

Center modified effective February 2023 from a fixed interest rate of 4.75% to 7.5% and further extended effective February 2024 from a fixed interest rate of 7.5% to 8.5%.

Total net financing costs for the Current Quarter decreased by approximately $192,000, or 9.5%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $166,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an average interest rate of approximately 9.1% in the Prior Year’s Quarter to a $25.5 million fixed interest rate loan with an interest rate of 6.05%; and (b) a decrease of approximately $92,000 resulting from the pay-off of the loan on the Boulders property in January 2024.

INVESTMENT INCOME

Investment income for the Current Nine Months and Current Quarter was approximately $1,082,000 and $396,000, compared to $682,000 and $275,000 for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income was primarily driven by higher interest rates in the Current Nine Months and Current Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A for the Current Nine Months and Current Quarter was approximately $3,752,000 and $929,000, compared to $3,361,000 and $1,559,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A for the Current Nine Months of approximately $391,000 was primarily driven by the following: (a) an increase in corporate expenses of approximately $306,000 primarily related to work performed for the Company by a financial advisory firm in the Current Nine Months and (b) an increase in legal costs of approximately $90,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra. The decrease in G&A for the Current Quarter was driven by a decline in corporate expenses of approximately $560,000 primarily related to costs incurred in the Prior Year’s Quarter for the implementation of the Shareholder Rights Plan.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $2,249,000 and $735,000, compared to $2,198,000 and $744,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $19,982,000 for the Current Nine Months as compared to approximately $1,878,000 for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2024, FREIT had cash, cash equivalents and restricted cash totaling approximately $33,751,000, compared to approximately $18,356,000 at October 31, 2023. The increase in cash, cash equivalents and restricted cash in the Current Nine Months of approximately $15,395,000 was primarily attributable to net cash provided by operating activities of approximately $19,982,000 and net cash provided by investing activities of approximately $6,576,000 offset by net cash used in financing activities of $11,163,000. The increase in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the litigation settlement, net of fees received in the Current Quarter (See Note 6 to FREIT’s condensed consolidated financial statements for additional details); (b) proceeds received from maturities of U.S. Treasury securities of approximately $34,002,000; (c) a distribution from the Pierre TIC of approximately $455,000; offset by (d) purchase of investments in U.S. Treasury securities of approximately $26,759,000; (e) repayment of the mortgage on the Boulders property of approximately $7,500,000; (f) net recurring repayment of mortgages of approximately $1,319,000; (g) distributions to noncontrolling interests in subsidiaries of approximately $1,020,000; and (h) capital improvements on existing properties of approximately $697,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2024 and October 31, 2023, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board declared a dividend of approximately $373,000 ($0.05 per share) in the third quarter of Fiscal 2024, which will be paid on September 13, 2024 to stockholders of record on August 30, 2024. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of July 31, 2024, FREIT’s aggregate outstanding mortgage debt was $129.4 million, which bears a weighted average interest rate of 5.24% and an average life of approximately 2.2 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2024	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$54.7	$24.5	$8.6	$10.5	$26.0

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2024 and October 31, 2023:

($ in Millions)	July 31, 2024	October 31, 2023

Fair Value	$125.3	$130.8

Carrying Value, Net	$128.4	$137.1

Fair values are estimated based on market interest rates at July 31, 2024 and October 31, 2023 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2024, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.5 million, and a 1% decrease would increase the fair value by $2.6 million.

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contracts were based on a notional amount of approximately $16,200,000 ($14,003,000 at July 31, 2024) for the Regency swap and a notional amount of approximately $12,350,000 ($11,342,000 at July 31, 2024) for the Station Place swap.

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contracts. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contracts are accounted for as cash flow hedges with the corresponding gains or losses on these contracts not affecting FREIT’s condensed consolidated statement of operations; changes in the fair value of these cash flow hedges will be reported in other comprehensive income (loss) and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed interest rate swaps and replacing them with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of these contracts will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contracts (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2024, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $163,000 for the Regency swap and $473,000 for the Station Place swap, which amounts have been included in FREIT’s condensed consolidated balance sheet as at July 31, 2024. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $700,000 and $427,000, respectively, in the condensed consolidated statements of comprehensive income (loss). For the nine and three months ended July 31, 2023, FREIT recorded an unrealized loss of approximately $168,000 and unrealized gain of $389,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

	For the Nine Months Ended July 31,			For the Three Months Ended July 31,
	2024		2023	2024	2023
	(In Thousands, Except Per Share)			(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$16,068		$(1,086)	$16,335	$(846)
Depreciation of consolidated properties	2,249		2,198	735	744
Amortization of deferred leasing costs	90		67	26	27
Distributions to non-controlling interests	(420	)(b)	— (c)	(240)	— (c)
Litigation settlement, net of fees	(15,711)		—	(15,711)	—
Net loss on sale of Maryland properties	171		1,003	—	557
Adjustment to loss on investment in tenancy-in-common for depreciation	1,088		1,075	363	359
FFO	$3,535		$3,257	$1,508	$841

Per Share - Basic and Diluted	$0.47		$0.44	$0.20	$0.11

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million for the nine months ended July 31, 2024 related to the sale of the Rotunda property. See Note 7 to FREIT's condensed consolidated financial statements for further details.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million and $1.2 million for the nine and three months ended July 31, 2023, respectively, related to the sale of the Damascus and Rotunda properties. See Note 7 to FREIT's condensed consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$3,535		$3,257	$1,508	$841
Deferred rents (Straight lining)	88		91	30	15
Capital Improvements - Apartments	(483)		(407)	(218)	(117)
AFFO	$3,140		$2,941	$1,320	$739

Per Share - Basic and Diluted	$0.42		$0.40	$0.18	$0.10

Weighted Average Shares Outstanding:
Basic	7,454		7,438	7,458	7,449
Diluted	7,457		7,444	7,462	7,449

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2024. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

As FREIT previously reported, on June 26, 2024, a settlement was reached between FREIT and certain of its affiliates and Sinatra Properties, LLC (“Sinatra”) and Kushner Companies, LLC, (the “Kushner Parties”) regarding previously reported ongoing litigation. The litigation involved a dispute between the parties related to a purchase and sale agreement entered into on January 14, 2020. All settlement payments have been received by FREIT and its affiliates.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2024, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 13, 2024
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)