Form 10-K
period 2024-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2025-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

The aggregate market value of the registrant’s shares of common stock held by non-affiliates was approximately $97 million. Computation is based on the adjusted closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2024, the last business day of the registrant’s most recently completed second quarter. As of January 29, 2025, the number of shares of common stock outstanding was 7,462,993.

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

Fiscal Year 2024 Developments

(i)	FINANCINGS

(a)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 5 to FREIT’s consolidated financial statements for further details.)

(b)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This has resulted in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(c)	On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(d)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York came due. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(ii)	LITIGATION UPDATE

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

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying consolidated statement of income for the year ended October 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.

●	Reimbursement of costs in connection with this transaction of $166,000 due to FREIT from the Pierre TIC.

●	Approximately $2.6 million, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

(b)	Financial Information about Segments

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2024 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

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

Portfolio of Real Estate Investments

At October 31, 2024, FREIT’s real estate holdings included (i) six (6) multi-family apartment buildings or complexes containing a total of 792 apartment units, (ii) a 65% tenancy-in-common undivided interest in the Pierre Towers property (See Item 1 “Investment in tenancy in common” of this Annual Report for additional details), (iii) five (5) commercial properties containing a total of approximately 589,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2, “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

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

Employees

On October 31, 2024, there were nineteen (19) full-time employees and four (4) part-time employees who work solely at the properties owned by FREIT and its subsidiaries (including the Pierre TIC). The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. executed a Management Agreement whereby Hekemian & Co. would continue as managing agent for FREIT. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2025. Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates, except for the office building at the Rotunda property located in Baltimore, Maryland, which was sold on December 30, 2021 and was formerly managed by an independent third party management company. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 2.5 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans collateralized by certain of its properties. At October 31, 2024, FREIT’s aggregate outstanding mortgage debt was $128.9 million, which bears a weighted average interest rate of 5.24% and an average life of 1.9 years. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2024 with respect to each of these properties.

FREIT is highly leveraged and will continue to be for the foreseeable future. This level of indebtedness results in increased debt service requirements that could adversely affect the financial condition and results of operations of FREIT. A number of FREIT’s mortgage loans are amortized over a period that is longer than the terms of such loans; thereby requiring balloon payments at the expiration of the terms of such loans. FREIT has not established a cash reserve sinking fund with respect to such obligations and at this time does not expect to have sufficient funds from operations to make such balloon payments when due under the terms of such loans. FREIT and its subsidiaries expect to extend or refinance such mortgage loans as they become due. See “Liquidity and Capital Resources” under Item 7.

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

As of October 31, 2024, the following table lists the five (5) largest commercial tenants, which account for approximately 61.8% of FREIT’s leased commercial rental space and 46.3% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Fixed Revenue (1)
Stop & Shop Supermarket Co.	Preakness	61,020	13.0%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	17.5%
TJ Maxx (2)	Westwood Plaza	28,480	4.7%
T-Bowl, Inc. (3)	Preakness	27,195	6.6%
CVS	Preakness	8,950	4.5%

(1) This table represents annualized fixed rental income and does not include rent from tenants paying based on percentage rent.

(2) Pursuant to a co-tenancy clause within FREIT's lease agreement with TJ Maxx, if for any period of more than 180 consecutive days from the date that Kmart is not open for business, then the co-tenancy clause goes into effect for a one year period.  During this time, TJ Maxx will have the option to either (a) pay rent equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month or (b) TJ Maxx may terminate their lease.  Effective March 28, 2024, TJ Maxx elected the option to pay rent equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month.  Thus, the 4.7% of fixed revenue for TJ Maxx only includes fixed rental revenue recognized through March 28, 2024 and does not include percentage rent revenue recognized in the amount of $143,000 from March 28, 2024 through October 31, 2024.

(3)  Since the shutdown for several months in Fiscal 2020 due to the effects of the COVID-19 pandemic, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $218,000, $308,000 and $258,000 during the fiscal years ended October 31, 2024, 2023 and 2022, respectively, was not recognized as revenue in the respective year, as amounts were not deemed collectible. See “Renewal of leases and Reletting of Space” below and Note 15 to FREIT’s consolidated financial statements for additional details.

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

In Fiscal 2021, the lease for T-Bowl, Inc., which does business as a bowling alley at the Preakness Shopping Center located in Wayne, New Jersey, expired and has since been on a month-to-month basis. Since the shutdown for several months in Fiscal 2020 due to the effects of the COVID-19 pandemic, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $218,000, $308,000 and $258,000 during the fiscal years ended October 31, 2024, 2023 and 2022, respectively, was not recognized as revenue in the respective year, as amounts were not deemed collectible. If the tenant does not extend or renew this lease and vacates this space, FREIT’s operating results will be adversely impacted from the loss of potential base rent and additional rent of approximately $576,000 on an annualized basis. The Company continues to be in discussions with this tenant.

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the Kmart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. In Fiscal 2024, Westwood Plaza incurred losses in base rent (including rents paid per co-tenancy clause) of approximately $570,000. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will continue to incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s consolidated financial statements for further details.)

There were no other material lease expirations during Fiscal 2024 and Fiscal 2023.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Over the past several years, there have been many factors aiding in economic growth in the United States such as: (a) improvement in the housing market; (b) increased consumer confidence to push spending modestly higher; (c) improvements in private sector employment; and (d) improved credit availability. However, there have been many factors impacting long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) increasing concerns regarding terrorism; (v) rising healthcare costs; (vi) the impact of trade policies; and more recently, (vii) rising energy, wages and consumer prices driving an increase in inflation along with an increase in interest rates.

FREIT receives a substantial portion of its operating income as rent under long-term leases with commercial tenants. At any time, any of our commercial tenants could experience a downturn in its business that might weaken its financial condition. These tenants might defer or fail to make rental payments when due, delay lease commencement, voluntarily vacate the premises or declare bankruptcy, which could result in the termination of the tenant’s lease, and could result in material losses to us and harm to our results of operations. Also, it might take time to terminate leases of underperforming or nonperforming tenants and FREIT might incur costs to remove such tenants. In addition, if tenants are unable to comply with the terms of their leases, FREIT might modify lease terms in ways that are less favorable to FREIT.

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

As of October 31, 2024, FREIT had approximately $128.9 million of non-recourse fixed interest rate mortgage debt, including deferred interest, and no non-recourse variable interest rate mortgage debt. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options available to FREIT or its subsidiaries when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2024), and several of its loan agreements require FREIT or its subsidiaries to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Cybersecurity Risks: Our business operations rely heavily on digital technologies and information systems which are maintained by our external manager, Hekemian & Co., Inc. (“Hekemian & Co.”), and which are essential for our day-to-day activities and strategic initiatives. We are exposed to various cybersecurity risks, including but not limited to:

●	Data Breaches and Unauthorized Access: We collect, process, and store significant amounts of sensitive data, including Personally Identifiable Information (PII) of our tenants and employees. Unauthorized access to our systems could result in data breaches, leading to potential financial losses, reputational damage, and legal liabilities.
●	Cyber Attacks and Malware: We face the risk of cyber attacks, including phishing, ransomware, and other forms of malware, which could disrupt Hekemian & Co.’s operations, compromise our data integrity, and result in significant remediation costs.
●	Third-Party Vulnerabilities: Hekemian & Co. relies on third-party vendors and service providers for various aspects of its operations. These third parties may also be vulnerable to cyber threats, which could indirectly affect our business if their systems are compromised.
●	Regulatory Compliance: We are subject to various laws and regulations regarding data protection and cybersecurity. Non-compliance with these regulations could result in substantial fines, penalties, and legal actions.

To mitigate these risks within the ever changing IT environment, Hekemian & Co. has implemented cybersecurity policies that include regular risk assessments, advanced security technologies, continuous monitoring and incident response plans. Despite these measures, we cannot guarantee that these efforts will be completely effective in preventing cyber incidents. Any significant cybersecurity event could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C	CYBERSECURITY

Cybersecurity Risk Management, Strategy and Governance

As a company externally managed by Hekemian & Co., we rely on Hekemian & Co.’s information technology (“IT”) systems. Hekemian & Co.’s IT, communication networks, system applications, accounting and financial reporting platforms and related systems are integral to the operation of FREIT’s business. In its role as FREIT’s management company, Hekemian & Co. utilizes IT systems for financial analysis, management and reporting, facilitation of operations, including monitoring and optimization of various building management systems, and for initiation, generation and completion of residential and commercial leasing, internal communications, and various other aspects of FREIT’s business.

Hekemian & Co.’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. Hekemian & Co. evaluates, tests and updates various information security processes and policies designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software, critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to FREIT’s residents’, tenants’ and employees’ personal data.

Hekemian & Co.’s cybersecurity risk management relies on a multidisciplinary team, including its information technology team, legal advisors, executive management, and third-party service providers to identify, assess, and manage cybersecurity threats and risks. Hekemian & Co.’s Chief Technology Officer (“CTO”) is responsible for managing the internal and external resources dedicated to cybersecurity. The CTO has been an integral part of the implementation of resources used and the security around the technology implemented.

Hekemian & Co. identifies and assesses risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the risk profile of Hekemian & Co. and FREIT. This multi-faceted approach to cybersecurity includes physical, administrative, and technical safeguards.

To operate its IT systems, Hekemian & Co. engages certain third-party vendors to perform a variety of functions. Hekemian & Co. seeks to engage reliable, reputable service providers. Depending upon the nature of the services and the sensitivity of the data that a third-party service provider processes, Hekemian & Co.’s vendor management procedures may include reviewing certain aspects of a vendor’s operations where possible.

Hekemian & Co.’s IT Security Incident Management Policy details the process and procedures to be followed in the event of a potential breach or a breach that occurred at a third-party provider. Additionally, Hekemian & Co. maintains a cybersecurity insurance policy to mitigate certain risks associated with cybersecurity incidents.

FREIT and Hekemian & Co. are not currently aware of any risks from cybersecurity threats nor in the last fiscal year has FREIT or Hekemian & Co. had a previous cybersecurity incident that in either case has materially affected or is reasonably likely to materially affect FREIT, its business strategy, results of operations or financial condition. Any failure in or breach of operational or information security systems or those of our vendors as a result of cyber attacks or other security incidents, could materially adversely impact our operations and financial position, including disruption of our operations caused by an inability to access network systems, disclosure or misuse of confidential or proprietary information, damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

FREIT’s Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight responsibility over the cybersecurity strategy and risk management. The Audit Committee engages in regular discussions with executive management, including Hekemian & Co.’s CTO, regarding FREIT’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. The Audit Committee reports to FREIT’s Board of Directors regarding its activities and cybersecurity matters as needed.

Refer to Part 1, Item 1A, “Risk Factors” of this Form 10-K for a discussion of the risks to FREIT related to cybersecurity.

ITEM 2	PROPERTIES

Portfolio of Investments: The following tables set forth certain information relating to each of FREIT's real estate investments in addition to the specific mortgages encumbering the properties.

Residential Apartment Properties as of October 31, 2024:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/24	Average Monthly Rent per Unit @ 10/31/24*	Average Monthly Rent per Unit @ 10/31/23*	Mortgage Balance ($000) @ 10/31/24	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/24

Berdan Court (1)	1965	176	96.7%	$2,338	$2,211	$28,728	$1,403
Wayne, NJ

Regency Club	2014	132	98.6%	$2,111	$2,044	$13,920	$16,697
Middletown, NY

Steuben Arms	1975	100	96.0%	$2,010	$1,865	$8,811 (4)	$857
River Edge, NJ

Westwood Hills (2)	1994	210	94.2%	$2,536	$2,323	$25,136 (5)	$7,924
Westwood, NJ

Boulders	2006	129	96.8%	$2,594	$2,534	None (6)	$13,571
Rockaway, NJ

Station Place (3)	2017	45	93.5%	$3,478	$3,435	$11,281	$17,752
Red Bank, NJ

* Average monthly rent per unit excludes the impact of rent concessions and abatements.

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT.

(2) FREIT owns a 40% equity interest in Westwood Hills, LLC, which owns 100% of the Westwood Hills property.

(3) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.

(4) On December 1, 2023, the mortgage came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. See Note 5 to FREIT's consolidated financial statements for further details.

(5) On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000.  See Note 5 to FREIT's consolidated financial statements for further details.

(6) On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This has resulted in annual debt service savings of approximately $558,000.  See Note 5 to FREIT's consolidated financial statements for further details.

Commercial Properties as of October 31, 2024:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/24	Average Annualized Rent per Sq. Ft. @ 10/31/24*	Average Annualized Rent per Sq. Ft. @ 10/31/23*	Mortgage Balance ($000) @ 10/31/24	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/24

Glen Rock, NJ	1962	4,672	100.0%	$22.01	$30.84	None (1)	$41

Franklin Crossing	1966 (2)	87,659	97.2%	$22.70	$22.19	None (1)	$5,967
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	34.8%	$16.21	$11.88	$15,995 (4)	$7,228
Westwood, NJ

Preakness Center (3)	2002	322,142	46.3%	$15.45	$15.36	$25,000	$21,252
Wayne, NJ

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent adjustments.

(1) These properties are security for draws against FREIT's Credit Line.  (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,659 sq. ft. center that opened in October 1997.

(3) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.

(4) Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. See Note 5 to FREIT's consolidated financial statements for additional details.

Supplemental Segment Information:

Commercial lease expirations at October 31, 2024 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	7	40,361	14.3%	$646,815	$16.03
2025	8	20,240	7.2%	$507,180	$25.06
2026	10	110,001	39.0%	$1,457,943	$13.25
2027	13	73,753	26.2%	$1,623,602	$22.01
2028	4	7,866	2.8%	$225,371	$28.65
2029	2	4,786	1.7%	$132,940	$27.78
2030	3	6,480	2.3%	$201,101	$31.03
2031	1	1,300	0.5%	$40,560	$31.20
2032	1	2,249	0.8%	$62,400	$27.75
2033	4	13,176	4.7%	$408,126	$30.97
2034	1	1,737	0.6%	$49,678	$28.60

Vacant Land as of October 31, 2024:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)       All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its total consolidated revenue from any single lease agreement.

In Fiscal 2024, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 19.2% and 16%, respectively, of total consolidated revenue. In Fiscal 2023, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 18.4% and 15.1%, respectively, of total consolidated revenue. In Fiscal 2022, FREIT had one (1) property that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property, which accounted for 16.1% of total consolidated revenue.

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

As of October 31, 2024, FREIT and its subsidiaries’ commercial properties have five (5) anchor/major tenants, which account for approximately 61.8% of the space leased. The balance of the space is leased to forty-nine (49) satellite tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

				No. of
Commercial Property		Net Leasable		Additional/Satellite
Shopping Center (SC)		Space	Anchor/Major Tenants	Tenants

Franklin Crossing	(SC)	87,659	Stop & Shop Supermarket Co.	19
Franklin Lakes, NJ
Westwood Plaza	(SC)	174,275	TJMaxx	10
Westwood, NJ
Preakness Center (1)	(SC)	322,142	Stop & Shop Supermarket Co.	18
Wayne, NJ			CVS
			T-Bowl, Inc. (2)

Glen Rock, NJ	(SC)	4,672	—	2

(1) FREIT has a 40% interest in this property.

(2) See Note 15 to FREIT's consolidated financial statements and “Renewal of leases and Reletting of Space” for additional details.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 60.7%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The higher vacancy rate is primarily driven by the elevated vacancy rates at the Westwood Plaza and Preakness Shopping centers.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 97% occupancy rate with respect to FREIT’s available apartment units.

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

Shares

FREIT has the authority to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. FREIT’s only authorized, issued and outstanding class of equity is common stock (“Shares”). As of January 29, 2025, there were approximately 500 holders of record of the Shares.

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

	Bid	Asked
Fiscal Year Ended October 31, 2024
First Quarter	$15.65	$16.50
Second Quarter	$14.96	$16.74
Third Quarter	$17.75	$17.95
Fourth Quarter	$17.21	$18.00

	Bid	Asked
Fiscal Year Ended October 31, 2023
First Quarter	$15.50	$15.65
Second Quarter	$14.56	$15.38
Third Quarter	$18.25	$19.14
Fourth Quarter	$15.77	$17.85

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

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the FREIT Board of Directors (“Board”). Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2024, 2023 and 2022, FREIT paid/declared an annual dividend of $0.85 per share, $0.45 per share and $9.20 per share, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Stockholders.”

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

The economic and financial environment: Over the past year, the U.S. inflation rate has declined from 3.2% in October 2023 to 2.6% in October 2024, which is the lowest rate since February 2021, while the U.S. unemployment rate has increased from 3.8% in October 2023 to 4.1% in October 2024. In November and December 2024, the Federal Reserve lowered interest rates to 4.5%. Prior to the recent reductions in interest rates, the Federal Reserve held interest rates at 5.5% from July 2023 to September 2024, which was the highest rate level since 2001. As a result, mortgage rates have been at the highest in more than a decade. This decline in the inflation rate, which is nearing the Federal Reserve’s 2% target, coupled with a slowdown in employers hiring and the unemployment rate rising may signal the Federal Reserve to continue to lower interest rates. However, it is uncertain if this is the action they will take and at what pace this would be done.

Residential Properties: Our residential portfolio continues to generate positive cash flow. Average rents on turned units (apartments which were vacated and then re-leased to new tenants) has continued to increase across most of the portfolio and the rate of increase on renewals for existing tenants is slightly softening. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact the significant rise in interest rates may have on these properties over the next year.

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

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying consolidated statement of income for the year ended October 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.
●	Reimbursement of costs in connection with this transaction of $166,000 due to FREIT from the Pierre TIC.
●	Approximately $2.6 million, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

See Note 14 to FREIT’s consolidated financial statements for additional details.

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

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 5 to FREIT’s consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This has resulted in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York came due. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2024 and 2023, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2024 and 2023, and for the years ended October 31, 2024, 2023 and 2022. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Results of Operations:

Fiscal Years Ended October 31, 2024 and 2023

Summary revenues and net income for the fiscal years ended October 31, 2024 (“Fiscal 2024”) and October 31, 2023 (“Fiscal 2023”) are as follows:

	Years Ended October 31,
	2024	2023	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$7,777	$8,689	$(912)
Residential properties	20,901	19,655	1,246
Total real estate revenues	28,678	28,344	334

Operating expenses:
Real estate operating expenses	13,745	13,754	(9)
General and administrative expenses	4,419	4,243	176
Depreciation	2,981	2,944	37
Total operating expenses	21,145	20,941	204

Investment income	1,560	1,013	547
Net loss on sale of Maryland properties	(356)	(1,003)	647
Litigation settlement, net of fees	15,673	—	15,673
Loss on investment in tenancy-in-common	(170)	(271)	101
Financing costs	(7,307)	(7,717)	410
Net income (loss)	16,933	(575)	17,508

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(2,416)
Net income attributable to common equity	$15,852	$760	$15,092

Earnings per share:
Basic and diluted	$2.13	$0.10	$2.03

Weighted average shares outstanding:
Basic	7,455	7,441
Diluted	7,459	7,447

Real estate revenue for Fiscal 2024 increased 1.2% to $28,678,000 compared to $28,344,000 for Fiscal 2023. The increase in revenue was primarily attributable to the following: (a) an increase from the residential segment of approximately $1,200,000 driven by an increase in base rents across most properties while the average occupancy rate declined slightly from 96.8% in Fiscal 2023 to 96.1% in Fiscal 2024; offset by (b) a decrease from the commercial segment of approximately $900,000 primarily driven by a decline in revenue of approximately $1,100,000 at the Westwood Plaza Shopping Center resulting from Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $100,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.8% in Fiscal 2023 to 97.2% in Fiscal 2024 and an increase in revenue of approximately $100,000 attributed to a lease termination fee received from European Wax at the Wayne Preakness Shopping Center in Fiscal 2024.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2024 was $15,852,000 ($2.13 per share basic and diluted), compared to $760,000 ($0.10 per share basic and diluted) for Fiscal 2023.

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2024 and Fiscal 2023:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2024	2023	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$2,951	$3,609	$(658)
Residential properties	11,982	10,981	1,001
Total income from real estate operations	14,933	14,590	343

Financing costs:
Fixed rate mortgages	(6,783)	(5,529)	(1,254)
Floating rate mortgages	—	(1,653)	1,653
Other - Corporate interest	—	(26)	26
Mortgage cost amortization	(524)	(509)	(15)
Total financing costs	(7,307)	(7,717)	410

Investment income	1,560	1,013	547

General & administrative expenses:
Accounting fees	(495)	(519)	24
Legal and professional fees	(1,070)	(1,133)	63
Directors fees	(1,328)	(1,277)	(51)
Stock compensation expense	(1)	(11)	10
Corporate expenses	(1,525)	(1,303)	(222)
Total general & administrative expenses	(4,419)	(4,243)	(176)

Depreciation	(2,981)	(2,944)	(37)
Loss on investment in tenancy-in-common	(170)	(271)	101
Adjusted net income	1,616	428	1,188

Net loss on sale of Maryland properties	(356)	(1,003)	647
Litigation settlement, net of fees	15,673	—	15,673
Net income (loss)	16,933	(575)	17,508

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(2,416)
Net income attributable to common equity	$15,852	$760	$15,092

Adjusted net income for Fiscal 2024 was $1,616,000 ($0.22 per share basic and diluted) compared to $428,000 ($0.06 per share basic and diluted) for Fiscal 2023. Adjusted net income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the litigation settlement, net of fees; a net loss on sale of Maryland Properties.

The increase in adjusted net income for Fiscal 2024 was primarily driven by the following: (a) an increase in investment income of approximately $547,000 resulting from higher interest rates in Fiscal 2024; (b) a decline in net interest expense of approximately $410,000 (FREIT’s share is approximately $187,000) primarily attributed to the refinancing of the loan on the Westwood Hills property in the prior year’s period from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05%; (c) an increase in revenue of approximately $334,000 (FREIT’s share is approximately $138,000) as described elsewhere herein; (d) a decline in repairs and maintenance expense related to the commercial segment of approximately $165,000; (e) a decline in payroll expense related to the commercial segment of approximately $123,000 (FREIT’s share is approximately $73,000) primarily attributed to the completion in early Fiscal 2024 of the majority of the tenant fit-ups at the Rotunda property; (f) an increase in income from investment in TIC of approximately $101,000; offset by (g) an increase in general and administrative expenses (“G&A”) of approximately $176,000 driven by an increase in corporate expenses of approximately $222,000 primarily related to work performed for the Company by a financial advisory firm in Fiscal 2024; and (h) an increase in total operating expenses related to the residential segment of approximately $245,000 (FREIT’s share is approximately $238,000) primarily attributed to an increase in real estate tax expense and insurance costs.

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2024, as compared to Fiscal 2023 (See below for definition of NOI):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2024	2023	$	%	2024	2023	$	%	2024	2023
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$5,731	$6,319	$(588)	-9.3%	$20,578	$19,303	$1,275	6.6%	$26,309	$25,622
Reimbursements	1,903	2,356	(453)	-19.2%	(16)	1	(17)	-1700.0%	1,887	2,357
Other	261	114	147	128.9%	339	351	(12)	-3.4%	600	465
Total revenue	7,895	8,789	(894)	-10.2%	20,901	19,655	1,246	6.3%	28,796	28,444

Operating expenses	4,826	5,080	(254)	-5.0%	8,919	8,674	245	2.8%	13,745	13,754
Net operating income	$3,069	$3,709	$(640)	-17.3%	$11,982	$10,981	$1,001	9.1%	15,051	14,690

Average Occupancy %	50.9%	64.4%		-13.5%	96.1%	96.8%		-0.7%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(118)	(100)
Investment income	1,560	1,013
Loss on investment in tenancy-in-common	(170)	(271)
General and administrative expenses	(4,419)	(4,243)
Depreciation	(2,981)	(2,944)
Net loss on sale of Maryland properties	(356)	(1,003)
Litigation settlement, net of fees	15,673	—
Financing costs	(7,307)	(7,717)
Net income (loss)	16,933	(575)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335
Net income attributable to common equity	$15,852	$760

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2024 decreased by 10.2% and 17.3%, respectively, as compared to Fiscal 2023. Average occupancy for all commercial properties for Fiscal 2024 decreased by 13.5% as compared to Fiscal 2023.

The decline in revenue for Fiscal 2024 was primarily driven by the decline in revenue of approximately $1,100,000 at the Westwood Plaza Shopping Center attributed to Kmart vacating its space in October 2023 offset by an increase in revenue of approximately $100,000 attributed to the increase in occupancy at the Franklin Crossing Shopping Center from 94.8% in Fiscal 2023 to 97.2% in Fiscal 2024 and an increase in revenue of approximately $100,000 attributed to a lease termination fee received from European Wax at the Wayne Preakness Shopping Center in Fiscal 2024. The decrease in NOI for Fiscal 2024 was primarily attributable to the decline in revenue of approximately $894,000 offset by a decline in repairs and maintenance expense of approximately $165,000 and a decline in payroll expense of approximately $123,000 primarily attributed to the completion in early Fiscal 2024 of the majority of the tenant fit-ups at the Rotunda property.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022.

Same property revenue and NOI for Fiscal 2024 decreased by 9.5% and 19.9%, respectively, as compared to Fiscal 2023. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2024.

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2024 increased by 6.3% and 9.1%, respectively, as compared to Fiscal 2023. Average occupancy for all residential properties for Fiscal 2024 decreased by 0.7% as compared to Fiscal 2023.

The increase in revenue for Fiscal 2024 was primarily attributable to an increase in base rents across most properties while the average occupancy rate declined slightly from 96.8% in Fiscal 2023 to 96.1% in Fiscal 2024. The increase in NOI for Fiscal 2024 was primarily attributed to the increase in revenue of approximately $1,246,000 offset by an increase in total operating expenses of approximately $245,000 primarily attributed to an increase in real estate tax expense and insurance costs.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2024 and Fiscal 2023 were $2,320 and $2,214, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $220,000 and $211,000, respectively.

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

FINANCING COSTS

	Years Ended October 31,
	2024	2023
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$6,783	$5,148
New	—	381
Variable rate mortgages:
1st Mortgages
Existing	—	1,653
New	—	—
Other - Corporate interest	—	26
Total financing costs, gross	6,783	7,208
Amortization of mortgage costs	524	509
Total financing costs, net	$7,307	$7,717

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2024 decreased by approximately $410,000 or 5.3%, compared to Fiscal 2023 which was primarily attributable to the following: (a) a decrease of approximately $372,000 attributed to the refinancing of the loan on the Westwood Hills property in August 2023 from a $25 million variable interest rate loan with an interest rate of approximately 9.21% (at the time of the refinancing) to a $25.5 million fixed interest rate loan with an interest rate of 6.05%; (b) a decrease of approximately $279,000 resulting from the pay-off of the loan on the Boulders property in January 2024; offset by (c) an increase of approximately $201,000 attributed to the extension and modification of the loan on the Westwood Plaza Shopping Center modified effective February 2023 from a fixed interest rate of 4.75% to 7.5% and further extended effective February 2024 from a fixed interest rate of 7.5% to 8.5%.

INVESTMENT INCOME

Investment income for Fiscal 2024 was $1,560,000 as compared to $1,013,000 for Fiscal 2023. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income was primarily driven by higher interest rates in Fiscal 2024.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2024 was $4,419,000 as compared to $4,243,000 for Fiscal 2023. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A for Fiscal 2024 was driven by an increase in corporate expenses of approximately $222,000 primarily related to work performed for the Company by a financial advisory firm in Fiscal 2024.

DEPRECIATION

Depreciation expense from operations for Fiscal 2024 was $2,981,000 as compared to $2,944,000 for Fiscal 2023.

Results of Operations:

Fiscal Years Ended October 31, 2023 and 2022

Summary revenues and net income for Fiscal 2023 and for the fiscal year ended October 31, 2022 (“Fiscal 2022”) are as follows:

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

The increase in adjusted net income for Fiscal 2023 was primarily driven by the following: (a) an increase in net income of approximately $783,000 (FREIT’s share is approximately $512,000) attributed to losses incurred in Fiscal 2022 related to the Maryland Properties sold; (b) a decrease in General & Administrative expenses (“G&A”) of approximately $760,000 driven by stock compensation expense incurred in Fiscal 2022 of approximately $1,181,000 primarily related to the stock option modification, a decline in legal costs of approximately $319,000 primarily attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra Properties, LLC offset by an increase in corporate expenses of approximately $489,000 primarily attributed to costs incurred for the adoption of the Stockholder Rights Plan and an increase in FREIT’s director fees of approximately $201,000 attributed to the issuance of stock awards for services rendered and to be rendered in 2023 in lieu of cash compensation and an increase in executive compensation; (c) an increase in revenue of approximately $686,000 (FREIT’s share is approximately $550,000); and (d) an increase in investment income of approximately $655,000 resulting from higher interest rates in Fiscal 2023; offset by (e) an increase in interest expense, excluding the Maryland Properties sold, of approximately $957,000 (FREIT’s share is approximately $473,000) primarily attributed to the increase in the variable interest rate in Fiscal 2023 on the previous loan for the Westwood Hills property which was refinanced in August 2023 (See Note 5 to FREIT’s consolidated financial statements for additional details) and an increase in the fixed interest rate on the loans for the

Westwood Plaza and Wayne PSC properties due to the refinancing/modification of these loans; (f) an increase in total operating expenses at the residential properties, excluding the Icon property sold, of approximately $360,000 (FREIT’s share is approximately $214,000) resulting primarily from an overall increase in most expenses in Fiscal 2023; offset by (g) an increase in the total operating expenses at the commercial properties, excluding the Maryland Properties sold, of approximately $164,000 (FREIT’s share is approximately $107,000) resulting primarily from an increase in expense for uncollectible rents primarily due to a reclassification in Fiscal 2022 from expense to a reduction in revenue for a tenant deemed collectability constrained.

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2023, as compared to Fiscal 2022 (See below for definition of NOI):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$6,319	$8,232	$(1,913)	-23.2%	$19,303	$20,203	$(900)	-4.5%	$25,622	$28,435
Reimbursements	2,356	2,364	(8)	-0.3%	1	19	(18)	-94.7%	2,357	2,383
Other	114	30	84	280.0%	351	405	(54)	-13.3%	465	435
Total revenue	8,789	10,626	(1,837)	-17.3%	19,655	20,627	(972)	-4.7%	28,444	31,253

Operating expenses	5,080	6,427	(1,347)	-21.0%	8,674	8,854	(180)	-2.0%	13,754	15,281
Net operating income	$3,709	$4,199	$(490)	-11.7%	$10,981	$11,773	$(792)	-6.7%	14,690	15,972

Average Occupancy % *	64.4%	66.8%		-2.4%	96.8%	98.2%		-1.4%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(100)	18
Investment income	1,013	358
Loss on investment in tenancy-in-common	(271)	(228)
General and administrative expenses	(4,243)	(5,003)
Depreciation	(2,944)	(3,995)
Net gain on sale of Maryland properties	(1,003)	68,771
Net realized gain on Wayne PSC interest rate swap termination	—	1,415
Financing costs	(7,717)	(8,064)
Net income	(575)	69,244
Net income attributable to noncontrolling interests in subsidiaries	1,335	(23,252)
Net income attributable to common equity	$760	$45,992

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

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the Kmart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. In Fiscal 2024, Westwood Plaza incurred losses in base rent (including rents paid per co-tenancy clause) of approximately $570,000. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will continue to incur losses of annual base rent revenues of approximately $726,000 to $962,000 until such time as this space is re-leased. (See Note 17 to FREIT’s consolidated financial statements for further details.)

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20,163,000 for Fiscal 2024 compared to net cash provided by operating activities of $2,681,000 for Fiscal 2023. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this annual report on Form 10-K.

As of October 31, 2024, FREIT had cash, cash equivalents and restricted cash totaling $19,223,000, compared to $18,356,000 at October 31, 2023. The increase in cash, cash equivalents and restricted cash in Fiscal 2024 of approximately $867,000 was primarily attributable to $20,163,000 in net cash provided by operating activities offset by $13,187,000 in net cash used in financing activities and $6,109,000 in net cash used in investing activities including capital expenditures. The change in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the litigation settlement, net of fees received in Fiscal 2024 of approximately $15,673,000 (See Note 14 to FREIT’s consolidated financial statements for additional details); (b) proceeds received from maturities of U.S. Treasury securities of approximately $40,786,000; (c) a distribution from the Pierre TIC of approximately $455,000; offset by (d) purchase of investments in U.S. Treasury securities of approximately $45,663,000; (e) repayment of the mortgage on the Boulders property of approximately $7,500,000; (f) net recurring repayment of mortgages of approximately $1,808,000; (g) distributions to noncontrolling interests in subsidiaries of approximately $2,220,000; and (h) capital improvements on existing properties of approximately $1,242,000.

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term expiring on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Dividend: On October 28, 2024, the Board of Directors of FREIT declared a dividend in the fourth quarter of Fiscal 2024 of $0.12 per share on the common stock of FREIT based on FREIT’s operating results for the full fiscal year. Additionally, the Board of Directors declared a special dividend from cash reserves on the common stock of FREIT of $0.58 per share. The total dividend of $0.70 per share on the common stock of FREIT was paid on December 13, 2024 to holders of record of said shares at the close of business on November 29, 2024. This brings total dividends declared for Fiscal 2024 to $0.85 per share on the common stock of FREIT. The Board of Directors will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on October 28, 2024 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of October 31, 2024, FREIT’s aggregate outstanding mortgage debt was $128.9 million, which bears a weighted average interest rate of 5.24% and an average life of approximately 1.9 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$54.7 (A)	$24.5	$8.6	$10.5	$26.0

(A)	Includes the following:

(1)	The loan on an apartment building located in Middletown, New York which came due on December 15, 2024. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $16 million which has a maturity date of February 1, 2025. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(3)	The loan on the Preakness shopping center located in Wayne, New Jersey, in the amount of approximately $25 million which has a maturity date of August 1, 2025. (See Note 5 to FREIT's consolidated financial statements for additional details.)

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2024 and 2023:

($ in Millions)	October 31, 2024	October 31, 2023

Fair Value	$124.7	$130.8

Carrying Value, Net	$128.1	$137.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2024, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.2 million, and a 1% decrease would increase the fair value by $2.3 million.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 5 to FREIT’s consolidated financial statements for further details.)

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

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its $7.5 million loan on its property located in Rockaway, New Jersey, for an additional one year from an initial maturity date of January 1, 2024 to a new maturity date of January 1, 2025. The loan extension would have been based on a fixed interest rate of approximately 7.44%. On January 11, 2024, FREIT used cash on hand to fully repay this loan with a balance of $7.5 million. This has resulted in annual debt service savings of approximately $558,000. (See Note 5 to FREIT’s consolidated financial statements for further details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 5 to FREIT’s consolidated financial statements for further details.)

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York came due. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Interest rate swap contracts: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT enters into these interest rate swap contracts with a counterparty that is usually a high-quality commercial bank. In essence, FREIT agrees to pay its counterparties a fixed rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt) over a term equal to the term of the mortgage notes. FREIT’s counterparties, in return, agree to pay FREIT a short-term rate of interest - generally SOFR (“Secured Overnight Financing Rate”) - on that same notional amount over the same term as the mortgage notes.

FREIT had variable interest rate loans secured by its Damascus Centre and Wayne PSC properties and currently has variable interest rate loans secured by its Regency and Station Place properties. To reduce interest rate fluctuations, FREIT entered into interest rate swap contracts for each of these loans. These interest rate swap contracts effectively converted variable interest rate payments to fixed interest rate payments. The contracts were based on a notional amount of approximately $16,200,000 ($13,920,000 at October 31, 2024) for the Regency swap and a notional amount of approximately $12,350,000 ($11,281,000 at October 31, 2024) for the Station Place swap. On January 10, 2022, the property owned by Damascus Centre was sold and a portion of the proceeds from the sale was used to pay off the $18.2 million then outstanding balance of the underlying loan and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan which was included as interest expense on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 2 to FREIT’s consolidated financial statements for further details on the sale of this property.) On June 17, 2022, Wayne PSC terminated its interest rate swap contract on its underlying loan held with People’s United Bank, which had a maturity date of October 2026, for a settlement amount of approximately $1.4 million. People’s United Bank held the proceeds from this settlement in escrow until the underlying loan was paid off in July 2022 and has been included as a realized gain on interest rate swap termination on the accompanying consolidated statement of income for the year ended October 31, 2022. (See Note 6 to FREIT’s consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2024, the contracts for Regency and Station Place were in FREIT’s favor. If FREIT had terminated these contracts at that date, it would have realized a gain of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap all of which have been included in FREIT’s consolidated balance sheet as at October 31, 2024. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the years ended October 31, 2024, 2023 and 2022, FREIT recorded an unrealized loss of approximately $830,000 and $73,000 and an unrealized gain of approximately $3,717,000, respectively, in the consolidated statements of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2024 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within		2 - 3	4 - 5	After 5
	Total	One Year		Years	Years	Years
Long-Term Debt
Annual Amortization	$4,615	$1,304		$2,155	$1,156	$—
Balloon Payments	124,257	54,728	(A)	33,066	36,463	—
Total Long-Term Debt *	$128,872	$56,032		$35,221	$37,619	$—

*	Includes deferred interest in the amount of approximately $222,000. See Note 5 to FREIT's consolidated financial statements for additional details.

(A)	Includes the following:

(1)	The loan on an apartment building located in Middletown, New York which came due on December 15, 2024. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $16 million which has a maturity date of February 1, 2025. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 5 to FREIT's consolidated financial statements for additional details.)

(3)	The loan on the Preakness shopping center located in Wayne, New Jersey, in the amount of approximately $25 million which has a maturity date of August 1, 2025. (See Note 5 to FREIT's consolidated financial statements for additional details.)

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2024 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years

Interest on Fixed Rate Debt	$11,893	$4,701	$5,245	$1,947	$—

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

	Years Ended October 31,
	2024		2023		2022
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$16,933		$(575)		$69,244
Depreciation of consolidated properties	2,981		2,944		3,995
Amortization of deferred leasing costs	123		103		133
Distributions to non-controlling interests	(1,620	)(b)	(240	)(c)	(735	)(d)
Net loss (gain) on sale of Maryland properties	356		1,003		(68,771)
Net gain on Wayne PSC interest rate swap termination	—		—		(1,415)
Litigation settlement, net of fees	(15,673)		—		—
Adjustment to loss in investment in tenancy-in-common for depreciation	1,453		1,438		1,419

FFO	$4,553		$4,673		$3,870

Per Share - Basic	$0.61		$0.63		$0.55
Per Share - Diluted	$0.61		$0.63		$0.54

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million related to the sale of the Rotunda property. See Note 2 to FREIT's consolidated financial statements for further details.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million related to the sale of the Damascus and Rotunda properties. See Note 2 to FREIT's consolidated financial statements for further details.
(d) FFO excludes the distribution of proceeds to non-controlling interests in the amount of approximately $19.4 million related to the sale of the Damascus and Rotunda properties. See Note 2 to FREIT's consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$4,553		$4,673		$3,870
Deferred rents (Straight lining)	118		100		(18)
Capital Improvements - Apartments	(1,154)		(532)		(1,034)
AFFO	$3,517		$4,241		$2,818

Per Share - Basic and Diluted	$0.47		$0.57		$0.40

Weighted Average Shares Outstanding:
Basic	7,455		7,441		7,055
Diluted	7,459		7,447		7,132

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

	Fiscal Years Ended October 31,
	2024	2023	2022
First Quarter	$0.05	$0.05	$0.10
Second Quarter	$0.05	$0.05	$0.10
Third Quarter	$0.05	$0.30	$—
Fourth Quarter	$0.70	$0.05	$9.00
Total For Year	$0.85	$0.45	$9.20

		(in thousands of dollars)							Dividends
Fiscal	Per	Total	Ordinary		Capital Gain		Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis		Income		Taxable Income
2024	$0.85	$6,343	$6,029	*	$314	*	$6,343	*	100.0%
2023	$0.45	$3,520	$—		$928		$928		379.3%
2022	$9.20	$65,163	$6,690		$45,333		$52,023		125.3%
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

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2024. There have been no significant changes in FREIT’s internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2024.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2024. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2024 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The executive officers and directors of FREIT are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	65	Chief Executive Officer, President and Director
Ronald J. Artinian	76	Chairman of the Board and Director
David F. McBride, Esq.	77	Director
John A. Aiello, Esq.	75	Secretary and Director
Justin F. Meng	46	Director
David B. Hekemian	58	Director
Richard J. Aslanian	64	Director
Allan Tubin	86	Chief Financial Officer and Treasurer

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

During the past five years, none of the directors or executive officers of FREIT have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

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

John A. Aiello, Esq. has served as the Secretary of FREIT since 2003 and as a director of the Board since December 2015. His current term as a member of the Board is scheduled to expire at the 2027 annual meeting of FREIT’s stockholders. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 49 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions; Director Independence”. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University. Mr. Aiello graduated cum laude with a Bachelor of Science in Finance from the University of Pennsylvania, Wharton School and earned a Juris Doctor degree from the Georgetown University Law School.

Justin F. Meng has served as a director since February 2016.  His current term as a member of the Board is scheduled to expire at the 2025 annual meeting of FREIT’s stockholders. Mr. Meng has 20+ years of investment experience across real estate, public markets and alternative asset management. He is currently Senior Vice President, Head of Investor Relations at Prologis, Inc. – a real estate logistics company – where he is responsible for managing relationships with buy-side investors and sell-side analysts, leading the company’s quarterly earnings process, and working with senior leadership on investor-focused strategies and communications. Before joining Prologis in 2024, Mr. Meng was co-founder and managing partner of V3 Capital Management L.P., a boutique investment firm focused on publicly traded REITs, from 2011 to 2023. In that role, Mr. Meng led a team of professionals engaged in raising capital and managing investments for V3 partnerships. Prior to that, he served as partner and head of REIT Research at High Rise Capital Management. Mr. Meng began his career at J.P. Morgan Asset Management, where he worked in the Real Estate and Fixed Income divisions. Mr. Meng earned a Bachelor of Science in Mechanical Engineering from Brown University and a Master of Science in Real Estate Development from New York University. Mr. Meng is a CFA charter-holder.

David B. Hekemian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire at the 2027 annual meeting of FREIT’s stockholders. Mr. Hekemian has served as a commercial real estate executive at Hekemian & Co. for over 30 years, holding positions of increasing responsibilities throughout his tenure at the company focused on strategic business and investment planning, retail development and leasing, asset profitability management and lender negotiations. He has served as President of Hekemian & Co. since 2021. From 1996 to 2020, Mr. Hekemian served as Principal/Broker-Salesperson, Director of Commercial Brokerage and as a member of Hekemian & Co.’s Executive Committee. From 1988 to 1992 he served as Property Manager, and from 1992 to 1996 he served as Vice President-Salesperson of Hekemian & Co. Mr. Hekemian is a member of the Armenian Missionary Association of America, where he served as Assistant Treasurer and a member of the Budget and Finance Committee from 1998 to 2007 and as Co-Chairman of the Investment Committee from 1996 to 2009, which included oversight and management of a $100 million equity and fixed income portfolio. Mr. Hekemian is also a member of the Council for the Borough of Saddle River, NJ. Mr. Hekemian earned a Bachelor of Science in Finance from Boston College.

Richard J. Aslanian has served as a director since April 2018. His current term as a member of the Board is scheduled to expire at the 2027 annual meeting of FREIT’s stockholders. Mr. Aslanian is the Co-Founder of Welcome Home Brands, LLC, a distributor of imported paper and plastic bakeware products that services cruise lines, hotels, casinos and food service companies. He co-founded Welcome Home Brands, LLC in 2010. From 2007 to 2009 Mr. Aslanian was the Chief Executive Officer, sole Managing Member and founder of Blue Ram Capital Management, LLC, which managed an investment partnership of public equities in developed markets. In 2006, Mr. Aslanian retired from Goldman Sachs & Co. as a Managing Director after having been with the firm since 1991, during which time he was co-head of one of the most prominent wealth management teams of the firm. From 1985 to 1991 Mr. Aslanian was an attorney at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP where he concentrated his practice on corporate and tax matters and public and private mergers and acquisitions. Mr. Aslanian established the Richard J. Aslanian Scholarship Fund, an endowed scholarship, at the University of Pennsylvania, and has served on the boards of several charitable organizations, including the Partnership for Inner-City Education, the Harrison Educational Foundation and the Armenian Church Endowment Fund. Mr. Aslanian graduated summa cum laude with a Bachelor of Arts in Economics from the University of Pennsylvania and graduated from the Columbia University School of Law with honors as a Harlan Fiske Stone Scholar in each of the three years of law school.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FREIT’s executive officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and stockholders holding more than 10% of the Shares are required by SEC regulation to furnish FREIT with copies of all Forms 3, 4 and 5 they file. Based solely on FREIT’s review of the copies of such forms it has received, FREIT believes that all of its directors, executive officers and stockholders holding more than 10% complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during fiscal 2024.

Insider Trading Policy

We have adopted insider trading policies and procedures applicable to our directors, officers and employees as well as directors, officers and employees of our Managing Agent, Hekemian & Co., Inc., that we believe are designed to assure compliance with insider trading laws, rules and regulations.

Our insider trading policy prohibits our directors, officers and employees and related persons and directors, officers and employees of Hekemian & Co., Inc. from trading in securities of FREIT while in possession of material, non-public information. The policy also prohibits our directors, officers and employees from disclosing material, non-public information relating to FREIT or any other public company to others who may trade on the basis of such information.

In addition, our insider trading policy requires that our directors and officers and directors and officers of Hekemian & Co., Inc. only transact in FREIT shares during an open window period which is defined in our insider trading policy.

A copy of FREIT’s Insider Trading Policy is filed as Exhibit 10.21 to this Form 10-K.

None of our officers or directors adjusted, modified or terminated a “Rule 10b-5 trading plan” or a non-Rule 10b-5-1 trading plan as defined in Item 408 of Regulation S-K during the three months ended October 31, 2024.

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

The Audit Committee held four (4) meetings during fiscal 2024. The Audit Committee selects the independent registered public accounting firm (the “Independent Auditors”) to audit the books and accounts of FREIT. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Auditors. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting, inquires into the adequacy of FREIT’s financial and operating controls and oversees FREIT’s risk management and cybersecurity strategy.

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

On the basis of these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Trust’s audited financial statements be included in the Trust’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024, for filing with the SEC.

Submitted by:

Ronald J. Artinian, Chairman

Richard J. Aslanian

David F. McBride

ITEM 11	EXECUTIVE COMPENSATION

FREIT is externally managed by Hekemian & Co. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT, and David B. Hekemian, a director of FREIT, each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interests in Hekemian & Co. is held by other members of the Hekemian family. As compensation for its management services, FREIT pays Hekemian & Co. management and other fees pursuant to a Management Agreement between FREIT and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for FREIT, FREIT previously advanced to such employees who are investors in certain joint venture projects, a portion of the equity capital required to be contributed by them to such joint ventures. In Fiscal 2022, these secured loan amounts (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Director Independence” below.

In view of FREIT’s external management structure, FREIT does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding FREIT’s compensation policies and programs and the compensation of FREIT’s executive officers.

Compensation Discussion and Analysis

Overview

FREIT’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for FREIT, to reward their dedication, hard work and success and align their interests with the long-term interests of FREIT. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2024 Compensation” below.

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

As discussed under “Elements of Executive Compensation” below, FREIT did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2024.

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

Except for base salary, benefits under the Equity Incentive Plan and Deferred Fee Plan, and fees and equity compensation paid to the executive officers for their service as directors, FREIT does not pay any other compensation or benefits to its executive officers, whether it be in the form of bonus, long-term incentive compensation, perquisites, rights, warrants, convertible securities, performance units, performance shares or other similar instruments. The Deferred Fee Plan has been terminated and the Equity Incentive Plan is the only employee benefit plan maintained by FREIT. There are no employment contracts between FREIT and any of the executive officers, nor is there any compensatory plan or arrangement between FREIT and any of the executive officers pursuant to which an executive officer would receive payments as the result of his resignation or retirement as an executive officer, or any other event resulting in the termination of his relationship with FREIT as an executive officer, or as a result of a change in control of FREIT. FREIT’s Equity Incentive Plan provides that in the event of (i) a “change in control” as such term is defined in the Equity Incentive Plan, or (ii) a sale of all or substantially all of the assets of the Trust, other than a sale of assets to a subsidiary or other affiliated entity of the Trust, all outstanding options granted under the Equity Incentive Plan shall become exercisable (to the extent not already exercisable) immediately before or contemporaneously with the occurrence of such change in control or sale, and each outstanding restricted share award granted under the Equity Incentive Plan shall immediately become free of all restrictions, conditions and forfeiture provisions.

As of October 31, 2024, there were no unexercised options collectively held by the Executive Officers and Directors of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

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

The Board may terminate, modify or amend the Equity Incentive Plan at any time, provided that any modification or amendment that increases the number of Shares reserved for issuance thereunder is subject to the approval of FREIT’s stockholders, and any termination, modification or amendment that adversely affects the terms of any outstanding awards is subject to the consent of the holders thereof. On August 4, 2022, in connection with the Board’s approval of the special, extraordinary, non-recurring cash distribution (“Extraordinary Distribution”), the Compensation Committee of the Board recommended and the Board approved that (i) the option exercise price of options outstanding under the Equity Incentive Plan be adjusted, by reason of the Extraordinary Distribution, in accordance with the terms of the Equity Incentive Plan; and (ii) the exercise price of options outstanding under the Equity Incentive Plan should be reduced by an amount equal to the excess, if any, of (x) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days prior to the ex-dividend date relating to the Extraordinary Distribution (August 31, 2022), over (y) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days following the ex-dividend date relating to the Extraordinary Distribution. On September 9, 2022, the Board approved a reduction of $7.50 per share in exercise price for the 310,740 options then outstanding under the Plan and thereafter, 307,100 of the 310,740 unexercised options then outstanding were exercised for an aggregate amount of approximately $3,330,000.

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

On March 9, 2023, the Compensation Committee recommended to the Board, and the Board approved that for services rendered and to be rendered in 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT with an aggregate value of $20,000. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

On March 22, 2024, the Compensation Committee recommended to the Board, and the Board approved that for services rendered and to be rendered in 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

Upon recommendation of the Compensation Committee of the Board, FREIT has granted options with respect to or made awards of its stock under the FREIT Equity Incentive Plan from time to time over the years. The Compensation Committee and the Board review compensation to directors and executive officers periodically. In the past several years, the review of compensation has been undertaken in the second quarter of FREIT’s fiscal year. In March of 2023 and 2024, stock awards were made to members of the Board under the Equity Incentive Plan as a component of annual compensation for services rendered, and no other stock awards or stock options were granted during FREIT’s two fiscal years ended October 31, 2024.

The timing or terms of any grant of options or award of stock has not been affected by or dependent upon the existence of material nonpublic information nor has FREIT timed the disclosure of material non-public information for the purpose of affecting the value of equity-based compensation.

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

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in FREIT. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permitted directors who are also executive officers of FREIT to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan were only permitted to defer amounts payable to them for their service as directors. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, were converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan were converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter was determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 were preserved in the form of cash and were not converted into Share Units, although the interest that accrued on such existing balances from and after November 1, 2014 was converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend was paid by FREIT with respect to the Shares, each participant was credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend was paid with respect to the Shares in Shares, each participant was credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

The Deferred Fee Plan provided that a participant’s deferred benefits under the Deferred Fee Plan would be paid to the participant at either: (i) the retirement age specified by the participant in the deferral election; (ii) actual retirement of the participant; (iii) upon the earlier cessation of duties as a director of FREIT prior to retirement; or (iv) upon a change in control of FREIT as defined in the Deferred Fee Plan.  On the payment date, FREIT was obligated to issue to the participant a number of Shares equal to the number of Share Units credited to the participant’s account, and to pay to the participant amounts maintained in the participant’s account as of October 31, 2014 as cash, in either a lump sum or in a number of substantially equal annual installments over a period not to exceed 10 years, at the election of the participant, except if a participant elected to receive payment upon the occurrence of a change in control, in which case all such amounts would be payable in a lump sum.  FREIT did not create a cash sinking fund for amounts deferred pursuant to the Deferred Fee Plan that would not be payable in Shares.  As a result, any participant who elected to participate in the Deferred Fee Plan was an unsecured creditor of FREIT with respect to any amounts deferred thereunder.  The Deferred Fee Plan provided that it could be amended, suspended or terminated by resolution of the Board at any time and from time to time, provided, that no amendment, suspension or termination operated to adversely affect the plan benefits accrued or available for any participant.

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), was made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, continued to accrue in share units on each participant’s account until final payment was made.

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

Fiscal 2024 Compensation

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

With respect to compensation for the fiscal year ending October  31, 2024, the Compensation Committee recommended to the Board and the Board approved that there be no increases or other adjustments in the compensation paid to the executive officers of FREIT or FREIT’s Chairman of the Board for services provided in their capacity as executive officers or as Chairman of the Board of FREIT, respectively.

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

Executive Compensation and Financial Performance

As discussed above, the executive officers of FREIT are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of FREIT and FREIT’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2024 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2024, (B) the median of the total compensation of all other employees of FREIT, not including the Chief Executive Officer, for the fiscal year ended October 31, 2024, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2024, excluding the Chief Executive Officer, FREIT had twenty-six (26) employees, including nineteen (19) full-time employees (including the Pierre TIC), four (4) part-time and seasonal employees, and three (3) executive officers.

Chief Executive Officer compensation (A)	$680,000
Median compensation of all employees (not including Chief Executive Officer) (B)	$54,758
Ratio of (A) to (B)	12.42

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2024, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of FREIT at any time during the fiscal year ended October 31, 2024 nor have any of them ever served as an executive officer of FREIT in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10K report.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of FREIT (the “Executive Officers”) as of October 31, 2024, 2023 and 2022 for services in all capacities to FREIT for the 2024, 2023 and 2022 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Jr., President and Chief Executive Officer	2024	$600,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$680,000
	2023	$564,888 (4)	$ —	$20,000	$ —	$ —	$ —	$58,756 (5)	$643,644
	2022	$500,000	$ —	$ —	$ —	$ —	$ —	$330,779 (5)	$830,779
Allan Tubin, Treasurer and Chief Financial Officer	2024	$45,000	$ —	$ —	$ —	$ —	$ —	$ —	$45,000
	2023	$43,244 (4)	$ —	$ —	$ —	$ —	$ —	$ —	$43,244
	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$ —	$40,000
John A. Aiello, Esq., Secretary	2024	$50,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$130,000 (7)
	2023	$46,489 (4)	$ —	$20,000	$ —	$ —	$ —	$60,222 (6)	$126,711 (7)
	2022	$40,000	$ —	$ —	$ —	$ —	$ —	$78,000 (6)	$118,000 (7)

(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2024, 2023 and 2022.

(2)	Represents payment to the Executive Officers for their services as Executive Officers of FREIT.

(3)	On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

On March 22, 2024, the Compensation Committee recommended to the Board, and the Board approved that for services rendered and to be rendered in 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

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

(5)	Of these amounts: $3,034 and $10,822 represent accrued interest earned in the fiscal years ended October 31, 2023 and 2022, respectively, on amounts previously deferred by Robert S. Hekemian, Jr. under the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; $55,722 and $52,500 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2023 and 2022, respectively, as consideration for his service on the Board and, if applicable, its committees; $0 and $4,000 represent annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal years ended October 31, 2023 and 2022, respectively, as consideration for his service on the Board and, if applicable, its committees but deferred pursuant to the terms of the Deferred Fee Plan; and $0 and $263,457 represent dividends earned related to accrued interest and fees in the fiscal years ended October 31, 2023 and

2022, respectively. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $3,034 deferred for the fiscal year ended October 31, 2023 converted into an aggregate of 186 Share Units, and $278,279 deferred (including dividends earned on deferral) for the fiscal year ended October 31, 2022 converted into an aggregate of 15,081 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(6)	For the period from November 1, 2023 through March 9, 2023 and during the fiscal year ended October 31, 2022, the Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.

(7)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2024, 2023 and 2022, Mr. Aiello paid to the law firm the retainer and meeting fees he received in connection with his services as Secretary of FREIT during the fiscal years ended October 31, 2024, 2023 and 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options and the number of securities remaining available for issuance, as of October 31, 2024 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1) (2)	—	—	428,060
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	428,060

(1)	FREIT currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

(2)	In Fiscal 2024, the Compensation Committee recommended to the Board, and the Board approved, an award to each member of the Board under the FREIT Equity Incentive Plan of shares of FREIT Common Stock, $.01 par value, having a value of $20,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Hekemian, Jr.	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Allan Tubin	—	—	—	—	—	—	—	—	—
John A. Aiello, Esq.	—	—	—	—	—	—	—	—	—

Fiscal 2024 Option Exercises and Stock Vested

In Fiscal 2024, options with respect to 4,800 shares were exercised by current Executive Officers and directors for an aggregate amount of approximately $37,900.

Director Compensation

For the fiscal year ended October 31, 2024, each director of the Board was entitled to receive (a) an award under the FREIT Equity Incentive Plan of shares of FREIT Common Stock, $.01 par value, having a value of $20,000, in lieu of cash compensation (which resulted in the issuance of 1,230 Shares to each director); (b) an annual retainer fee of $60,000 per year; and (c) an annual retainer to each member of the Nominating, Audit and Compensation Committees of the Board in the amount of $2,500. The Chairman of the Board, the Audit Committee and the Compensation Committee were entitled to receive an additional annual retainer in the amount of $30,000, $15,000 and $10,000, respectively.

For the fiscal year ended October 31, 2024, FREIT paid an aggregate of $462,500 of annual retainer fees to the directors in cash and $140,000 in stock awards for their services to the Board and its committees.

FISCAL 2024 DIRECTOR COMPENSATION (1)

Name	Paid and Deferred Fees Earned ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald J. Artinian	$77,500 (3)	$20,000	$ —	$ —	$ —	$ —	$97,500 (3)
David F. McBride	$74,708	$20,000	$ —	$ —	$ —	$ —	$94,708
Justin F. Meng	$65,000	$20,000	$ —	$ —	$ —	$ —	$85,000
David B. Hekemian	$60,000	$20,000	$ --	$ —	$ —	$ —	$80,000
Richard J. Aslanian	$65,292	$20,000	$ --	$ —	$ —	$ —	$85,292

(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2024 in connection with their positions as directors.

(2)	On March 22, 2024, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

(3)	Does not include annual retainer of $30,000 paid to Mr. Artinian in cash in his capacity as Chairman of the Board.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of FREIT’s outstanding Shares, (ii) each of FREIT’s directors and executive officers and (iii) all of FREIT’s directors and executive officers as a group, each as of January 29, 2025 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days (5)	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	546,387	(6)	—	546,387	(6)	7.3%
David F. McBride, Esq. (4)	80,318	(7)	—	80,318	(7)	1.1%
Robert S. Hekemian, Jr. (4)(8)	367,108	(9)	—	367,108	(9)	4.9%
John A. Aiello, Esq. (4)(8)	26,520		—	26,520		*
Justin F. Meng (4)	70,470	(10)	—	70,470	(10)	*
David B. Hekemian (4)	507,741	(11)	—	507,741	(11)	6.8%
Richard J. Aslanian (4)	53,000		—	53,000		*
Allan Tubin (8)	13,662		—	13,662		*
All directors and executive officers as a group (8 persons) (6)(7)(9)(10)(11)(12)	1,562,990	(12)	—	1,562,990	(12)	20.9%

* Shares beneficially owned do not exceed 1% of FREIT’s issued and outstanding Shares.

(1)	All directors and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, Suite 400, Hackensack, New Jersey 07601. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.

(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.

(3)	Based on 7,462,993 Shares outstanding as of January 29, 2025.

(4)	A director of FREIT.

(5)	Vested options to acquire Shares that are currently exercisable, or options that vest and become exercisable within 60 days after January 29, 2025.

(6)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Also includes 4,550 Shares which are held by Mr. Artinian’s son, with respect to which Mr. Artinian disclaims beneficial ownership. Includes an aggregate of 383,388 shares pledged as collateral with two banking institutions to secure certain personal indebtedness.

(7)	Includes 4,000 Shares held by Mr. McBride’s wife.

(8)	An executive officer of FREIT.

(9)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and of which Mr. Hekemian is trustee, and (iv) 78,917 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Also includes 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.

(10)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.

(11)	Includes (i) an aggregate of 102,216 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 22,506 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,470 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children, (vi) an aggregate of 45,000 shares held by Edelen Associates, a partnership in which Mr. Hekemian is a partner, and (vii) 84,916 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 2,750 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.

(12)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 102,216 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and directors as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and director, since calculating the aggregate number of Shares beneficially owned by all executive officers and directors as a group on that basis would result in the 102,216 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 102,216 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; DIRECTOR INDEPENDENCE

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

On April 10, 2002, FREIT and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2025. FREIT may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from FREIT, or (iii) in the event of an acquisition of FREIT where FREIT ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 2.5 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT.

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

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services which the managing agent may be called upon to perform. During the fiscal year ended October 31, 2024, FREIT incurred to Hekemian & Co. management and other fees in the approximate aggregate amount of $2,003,000, which includes the management fees of approximately $1,351,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $652,000. Included in other fees for the fiscal year ended October 31, 2024 are commissions payable to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,100 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property.

In connection with the litigation settlement proceeds received in the third quarter of Fiscal 2024, FREIT’s Board of Directors approved payment of a litigation management fee in the amount of $750,000 to Hekemian & Co. for its work performed related to this litigation over the past four years. Additionally, approximately $2.6 million, comprising $4.5 million of the settlement income less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

FREIT also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $177,000 in the fiscal year ended October 31, 2024.

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

Grande Rotunda did not pay Hekemian & Co. management fees during the fiscal year ended October 31, 2024. Pursuant to the terms of the Management Agreement, Grande Rotunda paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $51,000, which is included in the $652,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2024.

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

FREIT owns a 70% equity interest in, and is the managing member of, Damascus Centre, which was the owner of the 144,000 square foot shopping center located in Damascus, Maryland. Damascus 100, LLC (“Damascus 100”), owns a 30% equity interest in Damascus Centre. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; certain other members of the immediate family of the late Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co. and other employees of Hekemian & Co. have majority managing control of Damascus 100. On January 10, 2022, the property owned by Damascus Centre was sold. Damascus Centre did not pay Hekemian & Co. any management fees or leasing commissions during the fiscal year ended October 31, 2024.

FREIT owns a 40% membership interest in Westwood Hills, LLC (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a director of FREIT; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the Estate of Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of Hekemian family; and two former directors of FREIT. Pursuant to the terms of an operating agreement, FREIT is the managing member of Westwood Hills. Hekemian & Co. currently serves as the managing agent for Westwood Hills. During the fiscal year ended October 31, 2024, Westwood Hills paid Hekemian & Co. approximately $274,000 in management fees, which is included in the $1,351,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2024 mentioned above.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. FREIT is the managing member of Wayne PSC. Wayne PSC owns a 322,000 square foot shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the managing agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2024, Wayne PSC paid Hekemian & Co. approximately $136,000 in management fees, which is included in the $1,351,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2024 mentioned above. Pursuant to the terms of the Management Agreement, Wayne PSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $5,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $652,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2024.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman, Chief Executive Officer and consultant to FREIT and a former shareholder and officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, FREIT allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2024, the Pierre Towers TIC paid Hekemian & Co. approximately $425,000 in management fees. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $55,000 for such insurance services for the fiscal year ended October 31, 2024. Additionally, because the Pierre Towers property was part of the original portfolio sale to Sinatra Properties, LLC (“Sinatra”), approximately $166,000 in expenses were reimbursed to FREIT in connection with the terminated Sinatra transaction.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bancorp in December 2019. FREIT is a party to a commercial mortgage loan with Valley National Bancorp. The mortgage loan is in the original principal amount of $22,750,000 with an interest rate of 4.75% per annum, is secured by FREIT’s Westwood Plaza property and was scheduled to mature on February 1, 2023. Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. This mortgage loan was negotiated at arm’s length and was on standard terms. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5%.

FREIT retained the law firm of Giordano, Halleran & Ciesla, P.C. during the fiscal year ended October 31, 2024 to furnish legal services. John A. Aiello, a director and Secretary of FREIT, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2024, Giordano, Halleran & Ciesla, P.C. received $243,219 in fees from FREIT and its affiliates for its services. In addition, Mr. Aiello paid to the law firm the amount of $50,000, representing retainer fees, which Mr. Aiello received in connection with his services as the Secretary of FREIT during the fiscal year ended October 31, 2024.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to FREIT totaled $400,000 for the fiscal year ended October 31, 2024 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2024. Audit fees billed by EisnerAmper LLP to FREIT totaled $408,000 for the fiscal year ended October 31, 2023 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2023.

Audit-Related Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any audit-related fees during the fiscal years ended October 31, 2024 and 2023.

Tax Fees

In the fiscal year ended October 31, 2024, EisnerAmper LLP billed FREIT $41,000 for the preparation of FREIT’s 2023 tax return. In the fiscal year ended October 31, 2023, EisnerAmper LLP billed FREIT $50,000 for the preparation of FREIT’s 2022 tax return.

All Other Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any other services during the fiscal years ended October 31, 2024 and 2023.

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm (PCAOB 274)	65-66

(ii) Consolidated Balance Sheets as of October 31, 2024 and 2023	67

(iii) Consolidated Statements of Income for the years ended October 31, 2024, 2023 and 2022	68

(iv) Consolidated Statements of Comprehensive Income for the years ended October 31, 2024, 2023 and 2022	69

(v) Consolidated Statements of Equity for the years ended October 31, 2024, 2023 and 2022	70

(vi) Consolidated Statements of Cash Flows for the years ended October 31, 2024, 2023 and 2022	71

(vii) Notes to Consolidated Financial Statements	72

(b) Financial Statement Schedule:

(i) III - Real Estate and Accumulated Depreciation	91-92

(c) Exhibits:

See Index to Exhibits.	93

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey, Inc.

Dated: January 29, 2025	By: /s/ Robert S. Hekemian, Jr.
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

Signatures	Title	Date

/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 29, 2025
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Director

/s/ Allan Tubin	Chief Financial Officer and Treasurer	January 29, 2025
Allan Tubin	(Principal Financial / Accounting Officer)

/s/ Ronald J. Artinian	Chairman of the Board and Director	January 29, 2025
Ronald J. Artinian

/s/ David F. McBride	Director	January 29, 2025
David F. McBride

/s/ John A. Aiello	Director	January 29, 2025
John A. Aiello

/s/ Justin F. Meng	Director	January 29, 2025
Justin F. Meng

/s/ David B. Hekemian	Director	January 29, 2025
David B. Hekemian

/s/ Richard J. Aslanian	Director	January 29, 2025
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Real Estate Investment Trust of New Jersey, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey, Inc. and Subsidiaries (the “Company”) as of October 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

As of October 31, 2024, the Company had real estate, net of accumulated depreciation (including construction in progress), of approximately $92.8 million. As more fully described in Note 1 to the financial statements, the Company evaluates its real estate for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets may be less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. When it is determined that the carrying value of an asset is not recoverable, an impairment loss is then calculated by comparing the fair value of the asset to its carrying amount. Estimates of undiscounted cash flows or fair value are sensitive to changes in assumptions and judgements, the outcome of which could vary significantly.

We identified the impairment evaluation for the Company’s commercial properties (including construction in progress), having a net book value of approximately $34.6 million, as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of these properties. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, holding periods, capitalization rates and residual values.

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

EISNERAMPER LLP

New York, New York

January 29, 2025

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2024	2023
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$91,862	$93,617
Construction in progress	944	898
Cash and cash equivalents	14,914	13,217
Investment in U.S. Treasury securities available-for-sale	29,259	23,593
Investment in tenancy-in-common	17,512	18,137
Tenants' security accounts	913	962
Receivables arising from straight-lining of rents	572	690
Accounts receivable, net of allowance for doubtful accounts of $272 and $1,090 as of October 31, 2024 and 2023, respectively	498	559
Funds held in post-closing escrow	—	883
Prepaid expenses and other assets	5,007	4,912
Deferred charges, net	277	311
Interest rate swap contracts	506	1,336
Total Assets	$162,264	$159,115

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of October 31, 2024 and 2023	$128,871	$138,179
Less unamortized debt issuance costs	799	1,117
Mortgages payable, net	128,072	137,062

Accounts payable and accrued expenses	857	1,275
Dividends payable	5,224	372
Tenants' security deposits	1,205	1,262
Deferred revenue	722	668
Total Liabilities	136,080	140,639

Commitments and contingencies (Note 7)

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,462,993 and 7,449,583 shares issued at October 31, 2024 and 2023, respectively	75	74
Additional paid-in-capital	32,253	32,074
Retained earnings (accumulated deficit)	541	(8,968)
Accumulated other comprehensive income	494	1,336
Total Common Equity	33,363	24,516
Noncontrolling interests in subsidiaries	(7,179)	(6,040)
Total Equity	26,184	18,476
Total Liabilities and Equity	$162,264	$159,115

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2024	2023	2022
	(In Thousands,Except Per Share Amounts)
Revenue:
Rental income	$26,191	$25,522	$28,453
Reimbursements	1,887	2,357	2,383
Sundry income	600	465	435
Total revenue	28,678	28,344	31,271

Expenses:
Operating expenses	10,821	10,764	12,631
Management fees	1,351	1,342	1,451
Real estate taxes	5,992	5,891	6,202
Depreciation	2,981	2,944	3,995
Total expenses	21,145	20,941	24,279

Investment income	1,560	1,013	358
Net (loss) gain on sale of Maryland properties	(356)	(1,003)	68,771
Litigation settlement, net of fees	15,673	—	—
Net realized gain on Wayne PSC interest rate swap termination	—	—	1,415
Loss on investment in tenancy-in-common	(170)	(271)	(228)
Interest expense including amortization of deferred financing costs	(7,307)	(7,717)	(8,064)
Net income (loss)	16,933	(575)	69,244

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(23,252)

Net income attributable to common equity	$15,852	$760	$45,992

Earnings per share:
Basic	$2.13	$0.10	$6.52
Diluted	$2.13	$0.10	$6.45

Weighted average shares outstanding:
Basic	7,455	7,441	7,055
Diluted	7,459	7,447	7,132

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2024	2023	2022
	(In Thousands of Dollars)

Net income (loss)	$16,933	$(575)	$69,244

Other comprehensive income (loss) :
Unrealized (loss) gain on interest swap contracts before reclassifications	(82)	547	4,306
Amount reclassified from accumulated other comprehensive income to realized gain on termination of interest rate swap contract	—	—	(1,415)
Amount reclassified from accumulated other comprehensive income to interest expense	(748)	(620)	826
Net unrealized (loss) gain on interest rate swap contracts	(830)	(73)	3,717
Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	(15)	—	—
Amount reclassified from accumulated other comprehensive income to investment income	3	—	—
Net unrealized loss on U.S. Treasury securities available-for-sale	(12)	—	—
Comprehensive income (loss)	16,091	(648)	72,961

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(23,252)
Other comprehensive (income) loss:
Unrealized gain on interest rate swap contracts attributable to noncontrolling interests in subsidiaries	—	—	(291)
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(23,543)
Comprehensive income attributable to common equity	$15,010	$687	$49,418

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Retained	Accumulated
	Shares	Amount	Additional Paid-In- Capital	Earnings (Accumulated Deficit)	Other Comprehensive (Loss) Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity

Balance at October 31, 2021	7,036	$71	$25,556	$12,963	$(2,017)	$36,573	$(4,622)	$31,951

Stock based compensation expense			1,192			1,192		1,192

Vested share units granted to directors, including $1,741 in dividends declared payable in share units ($9.20 per share)	100	1	1,860			1,861		1,861

Stock options exercised	185	1	2,027			2,028		2,028

Distributions to noncontrolling interests in subsidiaries						—	(20,091)	(20,091)

Net income				45,992		45,992	23,252	69,244

Dividends declared, including $1,741 payable in share units ($9.20 per share)				(65,163)		(65,163)		(65,163)

Net unrealized gain on interest rate cap and swap contracts					3,426	3,426	291	3,717

Balance at October 31, 2022	7,321	73	30,635	(6,208)	1,409	25,909	(1,170)	24,739

Stock based compensation expense			11			11		11

Vested share units granted to directors	2		26			26		26

Stock awards granted to directors	9		140			140		140

Stock options exercised	118	1	1,262			1,263		1,263

Distributions to noncontrolling interests in subsidiaries						—	(3,535)	(3,535)

Net income (loss)				760		760	(1,335)	(575)

Dividends declared				(3,520)		(3,520)		(3,520)

Net unrealized loss on interest rate swap contracts					(73)	(73)		(73)

Balance at October 31, 2023	7,450	74	32,074	(8,968)	1,336	24,516	(6,040)	18,476

Stock based compensation expense			1			1		1

Stock awards granted to directors	8	1	140			141		141

Stock options exercised	5		38			38		38

Distributions to noncontrolling interests in subsidiaries						—	(2,220)	(2,220)

Net income				15,852		15,852	1,081	16,933

Dividends declared				(6,343)		(6,343)		(6,343)

Net unrealized loss on interest rate swap contracts					(830)	(830)		(830)

Net unrealized loss on investment in U.S. treasury securities available-for-sale					(12)	(12)		(12)

Balance at October 31, 2024	7,463	$75	$32,253	$541	$494	$33,363	$(7,179)	$26,184

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2024	2023	2022
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$16,933	$(575)	$69,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (gain) on sale of Maryland properties	356	1,003	(68,771)
Depreciation	2,981	2,944	3,995
Amortization	647	612	1,104
Stock based compensation expense	1	11	1,192
Directors fees and related interest paid in stock units	—	26	120
Stock awards granted to directors	141	140	—
Loss on investment in tenancy-in-common	170	271	228
Deferred rents - straight line rent	118	100	(18)
Deferred real estate tax appeal fees	—	—	35
Bad debt expense	116	16	361
Accreted interest on investment in U.S. Treasury securities	(801)	(353)	—
Changes in operating assets and liabilities:
Tenants' security accounts	(57)	(23)	(754)
Accounts receivable, prepaid expenses and other assets	(48)	152	2,571
Accounts payable, accrued expenses and deferred director compensation payable	(448)	(1,954)	(1,159)
Deferred revenue	54	311	(786)
Due to affiliate - accrued interest	—	—	(47)
Net cash provided by operating activities	20,163	2,681	7,315
Investing activities:
(Cash outlays) proceeds from sale of Maryland properties, net	(356)	(1,003)	245,763
Purchase of U.S. Treasury securities	(45,663)	(38,444)	—
Proceeds from maturities of U.S. Treasury securities	40,786	15,204	—
Proceeds from payment of secured loans receivable inclusive of accrued interest	—	—	5,316
Capital improvements - existing properties	(1,242)	(1,290)	(1,570)
Deferred leasing costs	(89)	(170)	(173)
Distribution from investment in tenancy-in-common	455	390	357
Net cash (used in) provided by investing activities	(6,109)	(25,313)	249,693
Financing activities:
Repayment of mortgages	(9,308)	(26,538)	(194,559)
Proceeds from mortgage loan refinancings	—	25,500	32,500
Proceeds from exercise of stock options	38	1,263	2,028
Deferred financing costs	(206)	(481)	(691)
Due to affiliate - loan proceeds	—	—	300
Due to affiliate - loan repayment	—	—	(3,505)
Dividends paid	(1,491)	(13,721)	(53,535)
Distributions to noncontrolling interests in subsidiaries	(2,220)	(3,535)	(20,091)
Net cash used in financing activities	(13,187)	(17,512)	(237,553)
Net increase (decrease) in cash, cash equivalents and restricted cash	867	(40,144)	19,455
Cash, cash equivalents and restricted cash, beginning of year	18,356	58,500	39,045
Cash, cash equivalents and restricted cash, end of year	$19,223	$18,356	$58,500

Supplemental disclosure of cash flow data:
Interest paid	$6,783	$7,182	$7,134
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$237	$210	$33
Financing activities:
Dividends declared but not paid	$5,224	$372	$10,573
Dividends paid in share units	$—	$—	$1,741

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

Cash and cash equivalents	$14,914	$13,217	$49,578
Tenants' security accounts	913	962	1,038
Funds held in post-closing escrow	—	883	6,251
Mortgage escrows (included in prepaid expenses and other assets)	3,396	3,294	1,633
Total cash, cash equivalents and restricted cash	$19,223	$18,356	$58,500

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

FREIT is engaged in owning residential and commercial income producing properties located in New Jersey and New York. FREIT has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes under the provisions of Sections 856-860 of the Internal Revenue Code, as amended. Accordingly, FREIT intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends. Further, FREIT pays no federal income tax on capital gains and ordinary income distributed to stockholders. FREIT is subject to federal income tax on undistributed taxable income and capital gains. FREIT may make an annual election under Section 858 of the Internal Revenue Code to apply part of the regular dividends paid in each respective subsequent year as a distribution for the immediately preceding year.

Recently issued accounting standards:

In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through the recently deferred date of December 31, 2024. In Fiscal 2023, two of our loans (one on our property in Middletown, New York and one on our property in Red Bank, New Jersey) which have interest rate swap contracts previously based on the one-month BBA LIBOR were modified to be based on the one-month SOFR. This modification was not substantial to FREIT since the impact of each of these interest rate swap contracts, which effectively converts the floating interest rate to a fixed interest rate over the term of the loan, remained the same. As such, FREIT has elected the optional expedient under ASU 2020-04 and ASU 2021-01 which allows FREIT to account for the modification as if the modification was not substantial.

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

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest and is considered the primary beneficiary:

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

Investments in U.S. Treasury securities:

FREIT invests in short-term Treasury bills and Treasury notes (collectively “Treasury securities”) issued by the U.S. Treasury Department and backed by the U.S. Government. Treasury bills yield no interest, are issued at a discount to the redemption price and pay interest at maturity based on the discount to the redemption price. Treasury notes are similar to Treasury bills except they generally have a longer maturity (between two and ten years) and pay interest semi-annually. We classify investments in the U.S. Treasury securities with maturities greater than 90 days as available-for-sale investments. We use quoted market prices to determine the fair value of these investments. (See Note 6)

Real estate development costs:

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments of long-lived assets for the fiscal years ended October 31, 2024, 2023 and 2022.

Deferred charges:

Deferred charges consist primarily of leasing commissions, which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method (which approximates the effective interest method) by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $524,000, $509,000 and $971,000 in Fiscal 2024, 2023 and 2022, respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $308,000, $287,000 and $234,000 in Fiscal 2024, 2023 and 2022, respectively.

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

The original purchase price for the Rotunda Property, the Damascus Property and the Westridge Square Property (collectively the “Maryland Properties”) under the Maryland Purchase and Sale Agreement was reduced by $2,723,000 from $267,000,000 to $248,750,269, after giving effect to the $15,526,731 escrow deposit described below. This reduction in the sales price of $2,723,000 was to account for improvements and repairs to the Maryland Properties and miscellaneous items identified by the Maryland Purchaser in the course of its due diligence inspection. Additionally, the Maryland Purchaser was obligated under the Maryland Purchase and Sale Agreement to deposit a total of $15,526,731 in escrow (the “Maryland Purchaser Escrow Payment”) with respect to certain leases at the Maryland Properties, which had not been executed or where the rent commencement date had not occurred or economic obligations of the Maryland Sellers under certain leases remained unpaid. The Maryland Purchaser Escrow Payment Agreement provides for among other things, monthly disbursements from escrow to the Maryland Purchaser related to the aforementioned tenant lease agreements until the earlier of (i) the rent commencement date of the respective tenant lease agreements or (ii) 5-years from the date of the agreement. Release and amounts of escrowed funds to FREIT, generally, is contingent on the success and timing of future leasing activities at the Maryland Properties.

On December 30, 2021, the sale of the Rotunda Property, which had a net book value of approximately $136.2 million (as adjusted), was consummated by Grande Rotunda and the Maryland Purchaser for a purchase price of $191,080,598. Grande Rotunda received net proceeds from the sale of approximately $41.2 million (inclusive of approximately $0.5 million, $4.5 million and $0.7 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2024, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of $116.5 million, payment of loans (including interest) to each of the equity owners in Grande Rotunda (FREIT with a 60% interest and Rotunda 100, LLC (“Rotunda 100”) with a 40% interest) in the amount of approximately $31 million, with FREIT receiving approximately $27.7 million, and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. (“Hekemian & Co., Inc.”) of approximately $4.9 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $14,026,401 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Rotunda Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Grande Rotunda under certain leases remained unpaid. As of October 31, 2024, approximately $5,723,000 of these funds have been released from escrow to Grande Rotunda with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $0.4 million, $1.1 million and $1.2 million in the years ended October 31, 2024, 2023 and 2022, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released to Grande Rotunda. The net proceeds from the sale were distributed to the equity owners in Grande Rotunda with FREIT receiving approximately $0.9 million, $4.5 million and $21.4 million in the years ended October 31, 2024, 2023 and 2022, respectively, based on its 60% interest in Grande Rotunda. The sale of the Rotunda Property resulted in a net gain of approximately $48.5 million (as adjusted) which includes approximately $5.7 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $1.8 million and a write-off of unamortized lease commissions of approximately $1.1 million. In Fiscal 2022, secured loans including accrued interest made by certain members in Rotunda 100 of approximately $5.3 million were repaid to FREIT with no remaining balance due.

On January 7, 2022, the sale of the Westridge Square Property, which had a net book value of approximately $11.5 million, was consummated by WestFREIT and the Maryland Purchaser for a purchase price of $20,984,604. WestFREIT received net proceeds from the sale of approximately $0.2 million (inclusive of approximately $0.1 million and $0.8 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of approximately $21.1 million and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.6 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $1,015,396 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Westridge Square Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of WestFREIT under certain leases remained unpaid. As of October 31, 2024, approximately $945,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were increased by approximately $0.1 million for the year ended October 31, 2023 due to a change in estimate related to a change in the timing of anticipated rent commencement dates for a certain tenant. The sale of the Westridge Square Property resulted in a net gain of approximately $8.8 million (as adjusted), which includes approximately $0.9 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.5 million and a write-off of unamortized lease commissions of approximately $0.3 million.

On January 10, 2022, the sale of the Damascus Property, which had a net book value of approximately $24.6 million, was consummated by Damascus Centre and the Maryland Purchaser for a purchase price of $36,685,067. Damascus Centre received net proceeds from the sale of approximately $17.3 million (inclusive of approximately $0.4 million in funds released from the Maryland Purchaser Escrow Payment in the year ended October 31, 2022), after payment of related mortgage debt in the amount of approximately $18.2 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on this loan and certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $0.9 million (see Note 8). In addition, the Maryland Purchaser deposited a total of $484,934 of the Maryland Purchaser Escrow Payment in escrow with respect to certain leases at the Damascus Property, which had not been executed or where the rent commencement date had not occurred or economic obligations of Damascus Centre under certain leases remained unpaid. As of October 31, 2024, approximately $416,000 of these funds have been released from escrow with no remaining funds held in post-closing escrow for rents anticipated to be released. The net proceeds from the sale were distributed to the partners in Damascus Centre with FREIT receiving approximately $0.6 million and $11.8 million in the years ended October 31, 2023 and 2022, respectively, based on its 70% interest in Damascus Centre. The sale of the Damascus Property resulted in a net gain of approximately $10.1 million, which includes approximately $0.4 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $0.6 million and a write-off of unamortized lease commissions of approximately $0.3 million.

In summary, the sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the Maryland Purchaser Escrow Payment. This sale resulted in net proceeds of approximately $58.7 million (inclusive of approximately $0.5 million, $4.6 million and $1.9 million in funds released from the Maryland Purchaser Escrow Payment in the years ended October 31, 2024, 2023 and 2022, respectively), after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of October 31, 2024, approximately $7,084,000 of the Maryland Purchaser Escrow Payment of these funds have been released from escrow to the Maryland Sellers with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $0.4 million, $1 million and $1.2 million for the years ended October 31, 2024, 2023 and 2022, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released. The sale of the Maryland Properties resulted in a net gain of approximately $67.4 million (as adjusted) (FREIT’s share is approximately $44.8 million) which includes approximately $7.1 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

FREIT’s investment in the TIC was approximately $17.5 million and $18.1 million at October 31, 2024 and 2023, respectively. For the fiscal years ended October 31, 2024, 2023 and 2022, FREIT recognized a loss on investment in TIC of approximately $170,000, $271,000 and $228,000, respectively, in the accompanying consolidated statements of income. Additionally, because the Pierre Towers property was part of the original portfolio sale to Sinatra Properties, LLC (“Sinatra”), approximately $166,000 in expenses were reimbursed to FREIT in connection with the terminated Sinatra transaction (See Note 14).

Hekemian & Co. manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which was for an initial term of one (1) year and which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement was renewed for a one (1) year term expiring on February 28, 2026.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $425,000, $418,000 and $402,000 for the fiscal years ended October 31, 2024, 2023 and 2022, respectively. Hekemian & Co. management fees outstanding at October 31, 2024 and 2023 were approximately $35,700 and $28,500, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $55,000, $51,000 and $40,000 for the fiscal years ended October 31, 2024, 2023 and 2022, respectively.

The following table summarizes the balance sheets of the Pierre Towers property as of October 31, 2024 and 2023, accounted for by the equity method:

	October 31,	October 31,
	2024	2023
	(In Thousands of Dollars)

Real estate, net	$72,707	$74,202
Cash and cash equivalents	1,442	2,256
Tenants' security accounts	528	478
Receivables and other assets	556	455
Total assets	$75,233	$77,391

Mortgages payable, net of unamortized debt issuance costs	$47,362	$48,516
Accounts payable and accrued expenses	229	295
Tenants' security deposits	529	496
Deferred revenue	172	181
Equity	26,941	27,903
Total liabilities & equity	$75,233	$77,391

FREIT's investment in TIC (65% interest)	$17,512	$18,137

The following table summarizes the statements of operations of the Pierre Towers property for the fiscal years ended October 31, 2024, 2023 and 2022, accounted for by the equity method:

	Year Ended	Year Ended	Year Ended
	October 31, 2024	October 31, 2023	October 31, 2022
	(In Thousands of Dollars)

Revenue	$8,591	$8,278	$8,028
Operating expenses	(4,977)	(4,893)	(4,594)
Depreciation	(2,235)	(2,212)	(2,183)
Operating income	1,379	1,173	1,251

Interest income	82	—	—
Sinatra expenses due to FREIT	(166)	—	—
Interest expense including amortization of deferred financing costs	(1,556)	(1,590)	(1,601)

Net loss	$(261)	$(417)	$(350)

FREIT's loss on investment in TIC (65% interest)	$(170)	$(271)	$(228)

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2024	2023
		(In Thousands of Dollars)
Land		$40,813	$40,813
Unimproved land		405	405
Apartment buildings	7-40 years	70,686	69,724
Commercial buildings/shopping centers	5-40 years	42,695	42,790
Equipment/furniture	5-15 years	2,311	2,229
Total real estate, gross		156,910	155,961
Less: accumulated depreciation		65,048	62,344
Total real estate, net		$91,862	$93,617

Note 5 – Mortgages payable and credit line:

	October 31, 2024		October 31, 2023
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Rockaway, NJ (A)	$—	$—	$7,500	$25
Westwood, NJ (B)	15,995	9	16,617	26
Wayne, NJ (C)	28,728	234	28,815	282
River Edge, NJ (D)	8,811	55	9,022	1
Red Bank, NJ (E)	11,281	48	11,521	63
Wayne, NJ (F)	25,000	118	25,000	275
Middletown, NY (G)	13,920	5	14,254	38
Westwood, NJ (H)	25,136	263	25,450	407
Total fixed rate	128,871	732	138,179	1,117
Line of credit - Provident Bank (I)	—	67	—	—
Total variable rate	—	67	—	—
Total	$128,871	$799	$138,179	$1,117

(A)

On December 30, 2021, FREIT refinanced its $14.4 million loan with a new loan held by ConnectOne Bank in the amount of $7,500,000, with additional funding available to be drawn upon through December 31, 2023 in the amount of $7,500,000 for corporate needs. This loan was interest-only and had a maturity date of January 1, 2024 with the option of FREIT to extend for one year from the maturity date, subject to certain provisions of the loan agreement. This refinancing provided a reduction in the annual interest rate from a fixed rate of 5.37% to a fixed rate of 2.85% and interest-only payments being required under this new loan.

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

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. FREIT is in the process of extending this loan with the current lender. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

The mortgage is secured by a retail building in Westwood, New Jersey having a net book value of approximately $7,228,000 as of October 31, 2024 including approximately $246,000 classified as construction in progress.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30,

2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments are included in the mortgages payable on the consolidated balance sheets as of October 31, 2024 and 2023 and are due at the maturity of this loan.

(C)

On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan with a new lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million, which could be used for capital expenditures and general corporate purposes. The loan was interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 are required each month until September 1, 2029 at which time the unpaid balance is due.

The mortgage is secured by an apartment building in Wayne, New Jersey having a net book value of approximately $1,403,000 as of October 31, 2024.

(D)

On November 19, 2013, FREIT refinanced mortgage loans with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance was due. Provident Bank extended the initial maturity date of this loan for a 90-day period from December 1, 2023 to March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement.

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

The mortgage is secured by an apartment building in River Edge, New Jersey having a net book value of approximately $857,000 as of October 31, 2024.

(E)

On December 7, 2017, Station Place on Monmouth, LLC (“Station Place”) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month SOFR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.)

The mortgage is secured by an apartment building in Red Bank, New Jersey having a net book value of approximately $17,752,000 as of October 31, 2024.

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

The mortgage is secured by a shopping center in Wayne, New Jersey having a net book value of approximately $21,252,000 as of October 31, 2024 including approximately $698,000 classified as construction in progress. As of October 31, 2024, the interest reserve escrow account has a balance of $401,000.

(G)

On December 29, 2014, FREIT Regency, LLC (“Regency”) closed on a $16.2 million mortgage loan with Provident Bank. The loan was based on a floating interest rate equal to 125 basis points over the one-month SOFR and had a maturity date of December 15, 2024. Interest-only payments were required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) were required each month through maturity. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap.)

On December 15, 2024, the mortgage came due. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required.

The mortgage is secured by an apartment complex in Middletown, New York having a net book value of $16,697,000 as of October 31, 2024.

(H)

On September 30, 2020, Westwood Hills, LLC (“Westwood Hills”) refinanced its $19.2 million loan with a new loan held by ConnectOne Bank in the amount of $25,000,000, with additional funding available in the amount of $250,000 for legal fees potentially incurred by the lender related to the lis pendens previously on this property. (See Note 14 for additional details in regards to the lis pendens.) This loan, was interest-only based on a floating rate at 400 basis points over the one-month LIBOR rate with a floor of 4.15% and had a maturity date of October 1, 2022 with the option of Westwood Hills to extend for two (2) additional six (6)-month periods from the maturity date, subject to certain provisions of the loan agreement. This refinancing resulted in: (i) a change in the annual interest rate from a fixed rate of 4.62% to a variable rate with a floor of 4.15% and (ii) net refinancing proceeds of approximately $5.6 million that were distributed to the partners in Westwood Hills with FREIT receiving approximately $2.2 million based on its 40% membership interest in Westwood Hills.

On August 19, 2022, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan for an additional six (6) months from an initial maturity date of October 1, 2022 to a new maturity date of April 1, 2023 on the same terms and conditions as stated in the loan agreement. On March 1, 2023, Westwood Hills exercised its right, pursuant to the loan agreement, to extend the term of its loan, for an additional six (6) months to a new maturity date of October 1, 2023 on the same terms and conditions as stated in the loan agreement.

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

The mortgage is secured by an apartment building in Westwood, New Jersey having a net book value of approximately $7,924,000 as of October 31, 2024.

(I)	FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2024 and 2023, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the line of credit contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2024.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2024 and 2023:

($ in Millions)	October 31, 2024	October 31, 2023

Fair Value	$124.7	$130.8

Carrying Value, Net	$128.1	$137.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2024 are as follows:

Year Ending October 31,	Amount
2025	$56,032	(a)
2026	$25,751
2027	$9,469
2028	$11,113
2029	$26,506

(a)	This includes the loan on an apartment building located in Middletown, New York which came due on December 15, 2024. Effective December 15, 2024, FREIT entered into a loan extension and modification agreement with the lender of this loan, Provident Bank. The outstanding balance of the loan as of the effective date of the extension and modification agreement was approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is fixed at 6.05% per year and monthly installments of principal and interest of approximately $84,521 are required.

Note 6 – Fair value measurements:

Financial assets that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $29,259,000 and $23,593,000 as of October 31, 2024 and 2023, respectively, at fair value. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income (loss). At maturity, the realized gain or loss related to these investments is recognized in investment income in the consolidated statements of income. For the year ended October 31, 2024, FREIT recorded an unrealized loss of approximately $12,000 in the consolidated statement of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such period. For the year ended October 31, 2023, there was no unrealized gain or loss recorded for the available for sale investments in U.S. Treasury securities. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

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

For the year ended October 31, 2024, FREIT recorded an unrealized loss of approximately $830,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2024, there was an asset of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap. For the year ended October 31, 2023, FREIT recorded an unrealized loss of approximately $73,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2023, there was an asset of approximately $459,000 for the Regency swap and $877,000 for the Station Place swap. For the year ended October 31, 2022, FREIT recorded an unrealized gain of approximately $3,717,000 in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Commitments and contingencies:

Leases

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $34.6 million at October 31, 2024 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, subsequent to October 31, 2024, is as follows:

Year Ending October 31,	Amount
2025	$4,382
2026	3,493
2027	2,299
2028	1,301
2029	1,093
Thereafter	3,082
Total	$15,650

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the years in the three-year period ended October 31, 2024 were not material.

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

The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 2.5 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,351,000, $1,342,000, and $1,429,000 in Fiscal 2024, 2023 and 2022, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $563,000, $825,000 and $701,000 in Fiscal 2024, 2023 and 2022, respectively. Total Hekemian & Co. management fees outstanding at October 31, 2024 and 2023 were approximately $116,000 and $97,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $177,000, $166,000 and $164,000 in Fiscal 2024, 2023 and 2022, respectively.

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

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred during Fiscal 2024, 2023 and 2022 were approximately $89,000, $307,000 and $6,388,000, respectively. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,100 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; $127,500 for refinancing of the loan on the Westwood Hills property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2022 related to commissions to Hekemian & Co. for the following: $4,777,000 for the sale of the Rotunda Property; $917,000 for the sale of the Damascus Property; $525,000 for the sale of the Westridge Square Property; $94,000 for the refinancing of the loan on the Preakness Shopping Center; and $75,000 for the refinancing of the loan on the Boulders property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (see Note 2) in the accompanying consolidated statements of income for the years ended October 31, 2024, 2023 and 2022. The commissions for the renewal of FREIT’s line of credit and the modification/extension/refinancing of loans were accounted for as deferred mortgage costs and included in the unamortized debt issuance costs in the accompanying consolidated balance sheets as of October 31, 2024 and 2023.

In connection with the litigation settlement proceeds received in the third quarter of Fiscal 2024, FREIT’s Board of Directors approved payment of a litigation management fee in the amount of $750,000 to Hekemian & Co. for its work performed related to this litigation over the past four years. Additionally, approximately $2.6 million, comprising $4.5 million of the settlement income less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC. (See Note 6 for additional details.)

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest, dividends and stock awards) incurred by FREIT for Fiscal 2024, 2023 and 2022 was approximately $680,000, $644,000 and $831,000, respectively, for Robert S. Hekemian, Jr., $45,000, $43,000 and $40,000, respectively, for Allan Tubin and $80,000, $76,000 and $150,000, respectively, for David Hekemian. (See Note 11 to FREIT’s consolidated financial statements). Such costs are included within operating expenses on the accompanying consolidated statements of income.

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

Note 9 - Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends. For the fiscal year ended October 31, 2024, FREIT has distributed 100% of its ordinary taxable income and 100% of its capital gain to its stockholders as dividends. For the fiscal year ended October 31, 2023, there was no taxable income and FREIT distributed 100% of its capital gain to its stockholders as dividends. For the fiscal year ended October 31, 2022, FREIT distributed 100% of its ordinary taxable income and 100% of its capital gain from the sale of the Maryland Properties to its stockholders as dividends. Accordingly, no provision for federal or state income taxes related to such ordinary taxable income and such gains was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2024, 2023 and 2022.

As of October 31, 2024, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2021 remain open to examination by the major taxing jurisdictions.

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

On March 22, 2024, in accordance with the Plan, the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

As of October 31, 2024, 428,060 shares are available for issuance under the Plan. There was no impact to the Plan or options previously granted as a result of the Reincorporation of FREIT with and into FREIT as discussed in Note 1.

The following table summarizes stock option activity for Fiscal 2024, 2023 and 2022:

	Year Ended October 31,		Year Ended October 31,		Year Ended October 31,
	2024		2023		2022
	No. of Options	Weighted Average	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at beginning of year	8,440	$9.21	126,140	$10.64	310,740	$18.35
Options granted during year	—	—	—	—	—	—
Options forfeited/cancelled during year	(3,640)	(10.95)	—	—	—	—
Options exercised during year	(4,800)	(7.90)	(117,700)	(10.74)	(184,600)	(10.99)
Options outstanding at end of year	—	$—	8,440	$9.21	126,140	$10.64
Options vested and expected to vest	—		8,290		124,850
Options exercisable at end of year	—		7,440		116,540

For Fiscal 2024, 2023 and 2022, compensation expense related to stock options vested amounted to approximately $1,000, $11,000 and $1,192,000, respectively. On August 4, 2022, in connection with the Board’s approval of the special, extraordinary, non-recurring cash distribution (“Extraordinary Distribution”), the Compensation Committee of the Board recommended and the Board approved that (i) the option exercise price of options outstanding under the Plan be adjusted, by reason of the Extraordinary Distribution, in accordance with the terms of the Plan; and (ii) the exercise price of options outstanding under the Plan should be reduced by an amount equal to the excess, if any, of (x) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days prior to the ex-dividend date relating to the Extraordinary Distribution (August 31, 2022), over (y) the average of the closing price of FREIT’s shares, as reported by Yahoo Finance, for each business day during the period of five (5) business days following the ex-dividend date relating to the Extraordinary Distribution. (See Note 2 for additional details on the sale of the Maryland Properties.) On September 9, 2022, the Board approved a reduction of $7.50 per share in exercise price for the 310,740 options then outstanding under the Plan. As a result of this modification of the exercise price for stock options outstanding under the Plan, the Company revalued its stock options in accordance with ASC 718 and recorded an incremental stock compensation expense of approximately $1,174,000 in the fourth quarter of Fiscal 2022.

On September 3, 2024, the 3,640 options granted on September 4, 2014 expired unexercised. In Fiscal 2024, 2023 and 2022, 4,800, 117,700 and 184,600, respectively, options were exercised for an aggregate amount of approximately $37,900, $1.3 million and $2 million, respectively. As of October 31, 2024, all options have been fully vested and exercised with no remaining compensation cost to be recognized.

Note 11 – Termination of Deferred Fee Plan:

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

On November 4, 2021 (the “Adoption Date”), the Board approved the termination of the Deferred Fee Plan resulting in the termination of the deferral of fees on December 31, 2021 with any subsequent fees earned by a participant being paid in cash. Consistent with the termination of the Deferred Fee Plan, payment related to each participant’s cash account (in the form of a cash lump sum payment) and share unit account (in the form of the issuance of common stock) (collectively “the Deferred Fee Plan Termination Payment”), was made to each participant no earlier than twelve (12) months and one day after, and no later than twenty-four (24) months, after the Adoption Date. Any interest earned on the participant’s cash account along with dividends (if any) earned on share units, continued to accrue in share units on each participant’s account until final payment was made.

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

For the year ended October 31, 2023, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500, which have been paid through the issuance of 1,630 vested FREIT share units based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the years ended October 31, 2023 and 2022, FREIT has charged as expense approximately $26,500 and $120,000, respectively, representing deferred director fees and interest, and the balance of approximately $0 and $1,741,000, respectively, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 12 - Dividends and earnings per share:

FREIT declared dividends of approximately $6,343,000 ($0.85 per share), $3,520,000 ($0.45 per share) and $65,163,000 ($9.20 per share), respectively, to stockholders of record during Fiscal 2024, 2023 and 2022.

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

For Fiscal 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 4,000 shares with no impact on earnings per share. For Fiscal 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 6,000 shares with no impact on earnings per share. For Fiscal 2022, the outstanding stock options increased the average dilutive shares outstanding by approximately 77,000 shares with an impact of approximately $0.07 on earnings per share. There were no anti-dilutive shares for the years ended October 31, 2024, 2023 and 2022. Anti-dilutive shares consisted of out-of-the money stock options under the Equity Incentive Plan (see Note 10).

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

The commercial segment is comprised of five (5) properties, excluding the Rotunda Property, the Westridge Square Property and the Damascus Property sold in Fiscal 2022 (see Note 2), during the fiscal years ended October 31, 2024, 2023 and 2022. The residential segment is comprised of six (6) properties, excluding the Icon at the Rotunda Property sold in Fiscal 2022 (see Note 2), during the fiscal years ended October 31, 2024, 2023 and 2022.

The accounting policies of the segments are the same as those described in Note 1. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

FREIT, through its chief operating and decision making group, assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by U.S. GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2024. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2024	2023	2022
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$7,895	$8,789	$10,626
Residential	20,901	19,655	20,627
Total real estate rental revenue	28,796	28,444	31,253

Real estate operating expenses:
Commercial	4,826	5,080	6,427
Residential	8,919	8,674	8,854
Total real estate operating expenses	13,745	13,754	15,281

Net operating income:
Commercial	3,069	3,709	4,199
Residential	11,982	10,981	11,773
Total net operating income	$15,051	$14,690	$15,972

Recurring capital improvements - residential	$(1,154)	$(532)	$(1,034)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$15,051	$14,690	$15,972
Deferred rents - straight lining	(118)	(100)	18
Investment income	1,560	1,013	358
Net (loss) gain on sale of Maryland properties	(356)	(1,003)	68,771
Litigation settlement, net of fees	15,673	—	—
Net realized gain on Wayne PSC interest rate swap termination	—	—	1,415
Loss on investment in tenancy-in-common	(170)	(271)	(228)
General and administrative expenses	(4,419)	(4,243)	(5,003)
Depreciation	(2,981)	(2,944)	(3,995)
Financing costs	(7,307)	(7,717)	(8,064)
Net income (loss)	16,933	(575)	69,244
Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,081)	1,335	(23,252)
Net income attributable to common equity	$15,852	$760	$45,992

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

Following the Seller's termination of the Purchase and Sale Agreement, litigation ensued between the parties. The Purchaser sought, among other things, a judgment of specific performance compelling the Sellers to convey the properties under the Purchase and Sale Agreement to the Purchaser. The Sellers claimed that the Purchaser breached the Purchase and Sale Agreement and sought, among other things, the release of the $15 million deposit under the Purchase Agreement to the Sellers. Over the course of several years, the parties filed motions and appeals with respect to the various claims asserted in the litigation.

On June 26, 2024, a settlement in the amount of $16.9 million was reached between FREIT and certain of its affiliates and Sinatra and Kushner Companies, LLC, (the “Kushner Parties”) regarding previously reported ongoing litigation. All settlement payments have been received by FREIT and its affiliates.

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $883,000, $966,000 and $1,170,000 for the years ended October 31, 2024, 2023 and 2022, respectively, and are included in operating expenses on the consolidated statements of income.

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying consolidated statement of income for the year ended October 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.

●	Reimbursement of costs in connection with this transaction of $166,000 due to FREIT from the Pierre TIC.

●	Approximately $2.6 million of the litigation settlement, net of fees, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million is FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

Note 15 – COVID-19 pandemic:

The international spread of COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Beginning in March 2020 and throughout most of 2020, many states in the U.S., including New Jersey, New York and Maryland, where our properties were located, implemented stay-at-home and shut down orders for all "non-essential" business and activity in an aggressive effort to mitigate the spread of COVID-19. In Fiscal 2023, our retail properties stabilized from the impact of the COVID-19 pandemic. For the fiscal year ended October 31, 2022, rental revenue deemed uncollectible of approximately $0.6 million (FREIT’s share is approximately $0.3 million) was classified as a reduction in rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. On a case by case basis, FREIT offered some commercial tenants rent abatements totaling approximately $9,000 (FREIT’s share is approximately $9,000) for the fiscal year ended October 31, 2022.

As a result of the negative impact of the COVID-19 pandemic at our commercial properties, in Fiscal 2020 we were granted debt payment relief from certain of our lenders on such properties in the form of deferral of principal and/or interest payments for a three-month period, resulting in total deferred payments of approximately $1,013,000, which will become due at the maturity of the loans. As of October 31, 2024 and 2023, approximately $623,000 and $623,000, respectively, of this amount has been repaid, there will be no further deferrals of principal and/or interest payments on these loans and the balance due has been included in mortgages payable on the consolidated balance sheets as of October 31, 2024 and 2023. (See Note 5)

Note 16 – Stockholder Rights Plan:

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

Note 17 – Kmart lease termination:

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store located at our Westwood Plaza shopping center in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart expired on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. In Fiscal 2024, Westwood Plaza incurred losses in base rent (including rents paid per co-tenancy clause) of approximately $570,000.

Note 18- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the years ended October 31, 2024 and 2023 (in thousands, except per share amounts):

2024:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,		October 31,	October 31,

Revenue	$6,999	$7,275	$7,147		$7,257	$28,678
Expenses, net	7,665	6,876	(9,188	)(a)	6,392	11,745
Net (loss) income	(666)	399	16,335		865	16,933

Net loss (income) attributable to noncontrolling interests in subsidiaries	154	134	(1,544)		175	(1,081)
Net (loss) income attributable to common equity	$(512)	$533	$14,791		$1,040	$15,852

(Loss) earnings per share - basic and diluted	$(0.07)	$0.07	$1.98	(a)	$0.15	$2.13

Dividends declared per share	$0.05	$0.05	$0.05		$0.70	$0.85

2023:	Quarter Ended				Year Ended
	January 31,	April 30,	July 31,	October 31,	October 31,

Revenue	$6,979	$6,916	$7,296	$7,153	$28,344
Expenses, net	6,933	7,202	8,142	6,642	28,919
Net income (loss)	46	(286)	(846)	511	(575)

Net loss attributable to noncontrolling interests in subsidiaries	373	383	434	145	1,335
Net income (loss) attributable to common equity	$419	$97	$(412)	$656	$760

Earnings (loss) per share - basic and diluted	$0.06	$0.01	$(0.06)	$0.09	$0.10

Dividends declared per share	$0.05	$0.05	$0.30	$0.05	$0.45

(a) Includes $15.7 million in litigation settlement, net of fees (FREIT's share is approximately $14.1 million - $1.89 per share basic and diluted).

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2024

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms - River Edge, NJ	$8,811	$364	$1,773	$—	$1,853		$364	$3,626	$3,990	$3,133	1966	1975	7-40 years
Berdan Court - Wayne, NJ	28,728	250	2,206	—	5,313		250	7,519	7,769	6,366	1964	1965	7-40 years
Westwood Hills - Westwood, NJ	25,136	3,849	11,546	—	3,904		3,849	15,450	19,299	11,375	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	—	1,632	—	3,386	16,460		5,018	16,460	21,478	7,958	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	13,920	2,833	17,792	—	1,296		2,833	19,088	21,921	5,224	2003	2014	7-40 years
Station Place - Red Bank, NJ	11,281	8,793	10,757	—	72		8,793	10,829	19,622	1,870	2015	2017	7-40 years

Commercial Properties:
Franklin Crossing - Franklin Lakes, NJ	—	29	—	3,382	7,671		3,411	7,671	11,082	5,183	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	164		12	200	212	171	1940	1962	5-25 years
Westwood Plaza - Westwood, NJ	15,995	6,889	6,416	—	2,543		6,889	8,959	15,848	8,620	1981	1988	5-31.5 years
Preakness S/C - Wayne, NJ	25,000	9,280	24,217	—	2,617		9,280	26,834	36,114	15,148	1955/89/00	2002	5-39.5 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$128,871	$34,606	$74,743	$6,612	$41,893	$—	$41,218	$116,636	$157,854	$65,048

 (1) Total cost for each property is the same for federal income tax purposes, with the exception of the Regency Club and Station Place whose cost for federal income tax purposes is approximately $13.8 million and $4.2 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2024	2023	2022

Real estate:
Balance, Beginning of year	$156,859	$156,223	$386,920

Additions - Buildings and improvements	1,272	896	1,474

Disposals - Buildings and improvements	(277)	(260)	(232)

Sale of property	—	—	(231,939)

Balance, end of year	$157,854	$156,859	$156,223

Accumulated depreciation:
Balance, Beginning of year	$62,344	$59,660	$115,621

Additions - Charged to operating expenses	2,981	2,944	3,995

Disposals - Buildings and improvements	(277)	(260)	(232)

Sale of property	—	—	(59,724)

Balance, end of year	$65,048	$62,344	$59,660

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Amendment and Restatement of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix A to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
3.2	Bylaws of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix B to FREIT’s Registration Statement on Form S-4A filed on March 26, 2021.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
4.1	Stockholder Rights Plan dated July 31, 2023, by and between FREIT and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to FREIT’s Form 8-K filed on August 3, 2023).
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes to Hekemian employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc. (Incorporated by reference to Exhibit 10.10 to FREIT’s Form 10-K for the fiscal year ended October 31, 2020 and filed with the SEC on January 29, 2021)
10.11	Line of Credit Note in the principal amount of $13 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.11 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.12	Purchase and Sale Agreement dated November 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.12 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)

10.13	First Amendment to Purchase and Sale Agreement dated December 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.13 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.14	Second Amendment to Purchase and Sale Agreement dated December 23, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.14 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.15	Third Amendment to Purchase and Sale Agreement dated December 28, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.15 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.16	Fourth Amendment to Purchase and Sale Agreement dated December 30, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.16 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.17	Fifth Amendment to Purchase and Sale Agreement dated January 7, 2022 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.17 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.18	First Amendment to Management Agreement dated January 14, 2020, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.2 to FREIT’s Form 8-K filed on January 15, 2020).
10.19	Second Amendment to Management Agreement dated March 9, 2023, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended January 31, 2023).
10.20	FREIT Compensation Recoupment Policy
10.21	FREIT Insider Trading Policy
21	Subsidiaries of FREIT
23.1	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.