Form 10-Q
period 2025-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY
filed 2025-03-14
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

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

As of March 14, 2025, the number of shares of common stock outstanding was 7,471,344.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2025	2024
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$91,215	$91,862
Construction in progress	957	944
Cash and cash equivalents	11,900	14,914
Investment in U.S. Treasury securities available-for-sale	27,497	29,259
Investment in tenancy-in-common	17,391	17,512
Tenants' security accounts	902	913
Receivables arising from straight-lining of rents	544	572
Accounts receivable, net of allowance for doubtful accounts of $159 and $272 as of January 31, 2025 and October 31, 2024, respectively	406	498
Prepaid expenses and other assets	5,344	5,007
Deferred charges, net	263	277
Interest rate swap contracts	464	506
Total Assets	$156,883	$162,264

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of January 31, 2025 and October 31, 2024	$128,377	$128,871
Less unamortized debt issuance costs	765	799
Mortgages payable, net	127,612	128,072

Accounts payable and accrued expenses	1,110	857
Dividends payable	597	5,224
Tenants' security deposits	1,184	1,205
Deferred revenue	761	722
Total Liabilities	131,264	136,080

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,462,993 shares issued	75	75
Additional paid-in-capital	32,253	32,253
Retained earnings	558	541
Accumulated other comprehensive income	465	494
Total Common Equity	33,351	33,363
Noncontrolling interests in subsidiaries	(7,732)	(7,179)
Total Equity	25,619	26,184
Total Liabilities and Equity	$156,883	$162,264

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Three Months Ended January 31,
	2025	2024
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$6,592	$6,454
Reimbursements	565	458
Sundry income	112	87
Total revenue	7,269	6,999

Expenses:
Operating expenses	2,765	3,489
Management fees	368	336
Real estate taxes	1,448	1,492
Depreciation	723	725
Total expenses	5,304	6,042

Investment income	400	407
Net loss on sale of Maryland properties	—	(79)
Income (loss) on investment in tenancy-in-common	9	(109)
Interest expense including amortization of deferred financing costs	(1,873)	(1,842)
Net income (loss)	501	(666)

Net loss attributable to noncontrolling interests in subsidiaries	113	154

Net income (loss) attributable to common equity	$614	$(512)

Earnings (loss) per share:
Basic and diluted	$0.08	$(0.07)

Weighted average shares outstanding:
Basic and diluted	7,463	7,450

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Unaudited)

	Three Months Ended January 31,
	2025	2024
	(In Thousands of Dollars)

Net income (loss)	$501	$(666)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts before reclassifications	55	(339)
Amount reclassified from accumulated other comprehensive income to interest expense	(97)	(191)
Net unrealized loss on interest rate swap contracts	(42)	(530)

Unrealized gain (loss) on U.S. Treasury securities available-for-sale before reclassifications	12	(6)
Amount reclassified from accumulated other comprehensive income to investment income	1	(1)
Net unrealized gain (loss) on U.S. Treasury securities available-for-sale	13	(7)
Comprehensive income (loss)	472	(1,203)

Comprehensive loss attributable to noncontrolling interests in subsidiaries	113	154

Comprehensive income (loss) attributable to common equity	$585	$(1,049)

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2024	7,463	$75	$32,253	$541	$494	$33,363	$(7,179)	$26,184

Distributions to noncontrolling interests in subsidiaries						—	(440)	(440)

Net income (loss)				614		614	(113)	501

Dividends declared				(597)		(597)		(597)

Net unrealized loss on interest rate swap contracts					(42)	(42)	—	(42)

Net unrealized gain on investment in U.S. Treasury securities available-for-sale					13	13	—	13

Balance at January 31, 2025	7,463	$75	$32,253	$558	$465	$33,351	$(7,732)	$25,619

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

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

	Three Months Ended
	January 31,
	2025	2024
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$501	$(666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on sale of Maryland properties	—	79
Depreciation	723	725
Amortization	148	181
Stock based compensation expense	—	1
(Gain) loss on investment in tenancy-in-common	(9)	109
Deferred rents - straight line rent	28	29
Bad debt expense	26	45
Accreted interest on investment in U.S. Treasury securities	(257)	(242)
Changes in operating assets and liabilities:
Tenants' security accounts	(21)	(1)
Accounts receivable, prepaid expenses and other assets	(122)	271
Accounts payable, accrued expenses and deferred director compensation payable	463	271
Deferred revenue	39	132
Net cash provided by operating activities	1,519	934
Investing activities:
Cash outlays from sale of Maryland properties, net	—	(66)
Purchase of U.S. Treasury securities	(11,511)	(10,596)
Proceeds from maturities of U.S. Treasury securities	13,543	17,939
Capital improvements - existing properties	(299)	(303)
Deferred leasing costs	(12)	(20)
Distribution from investment in tenancy-in-common	130	455
Net cash provided by investing activities	1,851	7,409
Financing activities:
Repayment of mortgages	(494)	(7,944)
Deferred financing costs	(88)	(89)
Dividends paid	(5,224)	(372)
Distributions to noncontrolling interests in subsidiaries	(440)	(180)
Net cash used in financing activities	(6,246)	(8,585)
Net decrease in cash, cash equivalents and restricted cash	(2,876)	(242)
Cash, cash equivalents and restricted cash, beginning of period	19,223	18,356
Cash, cash equivalents and restricted cash, end of period	$16,347	$18,114

Supplemental disclosure of cash flow data:
Interest paid	$1,751	$1,687

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of the Maryland properties	$—	$13
Accrued capital expenditures, construction costs and pre-development costs	$30	$13
Financing activities:
Dividends declared but not paid	$597	$372

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$11,900	$13,679
Tenants' security accounts	902	950
Funds held in post-closing escrow	—	281
Mortgage escrows (included in prepaid expenses and other assets)	3,545	3,204
Total cash, cash equivalents and restricted cash	$16,347	$18,114

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

First Real Estate Investment Trust of New Jersey was organized on November 1, 1961 as a New Jersey Business Trust. On July 1, 2021, First Real Estate Investment Trust of New Jersey completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation. First Real Estate Investment Trust of New Jersey, Inc. (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”) is a Maryland corporation.

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

The consolidated results of operations for the three-month period ended January 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2024.

Note 2 – Recently issued accounting standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosure.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.

Note 3 – Dividends and earnings (loss) per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $597,000 ($0.08 per share) in the first quarter of Fiscal 2025, which will be paid on March 14, 2025 to stockholders of record on February 28, 2025.

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

For the three months ended January 31, 2025, only basic earnings per share is presented since there are no outstanding stock options or other diluted securities. For the three months ended January 31, 2024, the outstanding stock options were anti-dilutive with no impact on loss per share. There were approximately 8,440 anti-dilutive shares for the three months ended January 31, 2024. Anti-dilutive shares consisted of out-of-the money stock options under the Equity Incentive Plan (See Note 12).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $27,497,000 and $29,259,000, as of January 31, 2025 and October 31, 2024, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statement of operations and reflected as accreted interest in the condensed consolidated statement of cash flows. For the three months ended January 31, 2025 and 2024, this amounted to approximately $257,000 and $242,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income (loss). Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of operations. For the three months ended January 31, 2025 and 2024, FREIT recorded an unrealized gain of approximately $13,000 and unrealized loss of approximately $7,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income (loss). On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 for further details.) For the three months ended January 31, 2025 and 2024, FREIT recorded an unrealized loss of approximately $42,000 and $530,000, respectively, in the condensed consolidated statements of comprehensive income (loss) representing the change in the fair value of these cash flow hedges during such periods. As of January 31, 2025, there was an asset of approximately $464,000 for the Station Place swap. As of October 31, 2024, there was an asset of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 5 – Investment in tenancy-in-common:

On February 28, 2020, FREIT reorganized S and A Commercial Associates Limited Partnership (“S&A”) from a partnership into a tenancy-in-common form of ownership (“TIC”). Prior to this reorganization, FREIT owned a 65% partnership interest in S&A, which owned 100% of the Pierre Towers property located in Hackensack, New Jersey through its 100% interest in Pierre Towers, LLC. Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. While FREIT’s effective ownership percentage in the Pierre Towers property remained unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest in the TIC as the TIC is now under joint control. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting.

FREIT’s investment in the TIC was approximately $17.4 million and $17.5 million at January 31, 2025 and October 31, 2024, respectively. For the three months ended January 31, 2025 and 2024, FREIT recognized income from the investment in TIC of approximately $9,000 and a loss of approximately $109,000, respectively, in the accompanying condensed consolidated statements of operations.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement expires on February 28, 2026.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $122,000 and $106,000 for the three months ended January 31, 2025 and 2024, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions charged to operations for the three months ended January 31, 2025 and 2024.

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2025 and October 31, 2024, accounted for by the equity method:

	January 31,	October 31,
	2025	2024
	(In Thousands of Dollars)

Real estate, net	$72,326	$72,707
Cash and cash equivalents	1,492	1,442
Tenants' security accounts	524	528
Receivables and other assets	435	556
Total assets	$74,777	$75,233

Mortgages payable, net of unamortized debt issuance costs	$47,068	$47,362
Accounts payable and accrued expenses	292	229
Tenants' security deposits	530	529
Deferred revenue	132	172
Equity	26,755	26,941
Total liabilities & equity	$74,777	$75,233

FREIT's investment in TIC (65% interest)	$17,391	$17,512

The following table summarizes the statements of operations of the Pierre Towers property for the three months ended January 31, 2025 and 2024, accounted for by the equity method:

	Three Months Ended January 31,
	2025	2024
	(In Thousands of Dollars)

Revenue	$2,177	$2,115
Operating expenses	1,237	1,358
Depreciation	562	557
Operating income	378	200

Interest income	19	25
Interest expense including amortization of deferred financing costs	(383)	(392)

Net income (loss)	$14	$(167)

FREIT's share of income (loss) on investment in TIC (65% interest)	$9	$(109)

Note 6 – Termination of Purchase and Sale Agreement:

As FREIT previously reported, on June 26, 2024, a settlement was reached between FREIT and certain of its affiliates and Sinatra Properties, LLC (“Sinatra”) and Kushner Companies, LLC, (collectively the “Kushner Parties”) regarding previously reported ongoing litigation. The litigation involved a dispute between the parties related to a purchase and sale agreement entered into on January 14, 2020. All settlement payments have been received by FREIT and its affiliates.

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $1,000 and $314,000 for the three months ended January 31, 2025 and 2024, respectively, and are included in operating expenses on the condensed consolidated statements of operations.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of January 31, 2025, approximately $7,084,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $79,000 for the three months ended January 31, 2024 due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released to Grande Rotunda. The sale of the Maryland Properties resulted in a net gain of approximately $67.4 million (as adjusted) (FREIT’s share is approximately $44.8 million) which includes approximately $7.1 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $368,000 and $336,000 for the three months ended January 31, 2025 and 2024, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $93,000 and $147,000 for the three months ended January 31, 2025 and 2024, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $9,000 and $56,000 for the three months ended January 31, 2025 and 2024, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the three months ended January 31, 2025 and 2024 were approximately $35,000 and $13,400, respectively. Fees incurred during Fiscal 2025 related to commission to Hekemian & Co. for the modification and extension of the loan on the Regency property which was accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet as of January 31, 2025. Fees incurred during Fiscal 2024 related to commission to Hekemian & Co. for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property, which was charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of operations for the three months ended January 31, 2024.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended January 31, 2025 and 2024 was approximately $165,000 and $165,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $15,000 and

$15,000, respectively, for David B. Hekemian (See Note 12). Such costs are included within operating expenses on the accompanying condensed consolidated statements of operations.

Note 9 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of January 31, 2025 and October 31, 2024:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	January 31, 2025	January 31, 2025	October 31, 2024
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ (A)	5/31/2027	6.75%	$8,789	$8,811
Berdan Court - Wayne, NJ	8/31/2029	3.54%	28,597	28,728
Westwood Hills - Westwood, NJ	9/1/2026	6.05%	25,055	25,136
Regency Club - Middletown, NY (B)	12/15/2027	6.05%	13,880	13,920
Station Place - Red Bank, NJ	12/15/2027	4.35%	11,220	11,281
Westwood Plaza - Westwood, NJ (C)	5/1/2025	8.50%	15,836	15,995
Preakness S/C - Wayne, NJ	8/1/2025	5.00%	25,000	25,000
Total fixed rate mortgages payable			128,377	128,871
Total unamortized debt issuance costs			(765)	(799)
Total mortgages payable, net			$127,612	$128,072

(A)	On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%.
(B)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.
(C)	Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account for this loan (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556, increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, is as follows:

Year Ending October 31,	Amount
2025	$42,264	(a)
2026	$25,926
2027	$9,655
2028	$24,521
2029	$26,506

(a)	Includes the following:

(1)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $15.7 million which had a maturity date of February 1, 2025. Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

(2)	The loan on the Preakness shopping center located in Wayne, New Jersey, in the amount of approximately $25 million which has a maturity date of August 1, 2025. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2025 and October 31, 2024:

($ in Millions)	January 31, 2025	October 31, 2024

Fair Value	$123.8	$124.7

Carrying Value, Net	$127.6	$128.1

Fair values are estimated based on market interest rates at January 31, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income (loss) attributable to common equity for the three months ended January 31, 2025 and 2024. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2025	2024
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$1,934	$1,981
Residential	5,363	5,047
Total real estate rental revenue	7,297	7,028

Real estate operating expenses:
Commercial	1,367	1,327
Residential	2,369	2,182
Total real estate operating expenses	3,736	3,509

Net operating income:
Commercial	567	654
Residential	2,994	2,865
Total net operating income	$3,561	$3,519

Recurring capital improvements - residential	$(77)	$(96)

Reconciliation to condensed consolidated net income (loss) attributable to common equity:
Segment NOI	$3,561	$3,519
Deferred rents - straight lining	(28)	(29)
Investment income	400	407
General and administrative expenses	(845)	(1,808)
Income (loss) on investment in tenancy-in-common	9	(109)
Depreciation	(723)	(725)
Net loss on sale of Maryland properties	—	(79)
Financing costs	(1,873)	(1,842)
Net income (loss)	501	(666)
Net loss attributable to noncontrolling interests in subsidiaries	113	154
Net income (loss) attributable to common equity	$614	$(512)

Note 11 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2025. For the fiscal year ended October 31, 2024, FREIT has distributed 100% of its ordinary taxable income and 100% of its capital gain to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the three months ended January 31, 2025 and 2024.

As of January 31, 2025, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2021 remain open to examination by the major taxing jurisdictions.

Note 12 – Equity Incentive Plan:

On February 20, 2025, in accordance with FREIT’s Equity Incentive Plan (the “Plan”), the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2025, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on February 21, 2025 of $16.76 per Share, the Board approved an award of 1,193 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,193 Shares were issued to each director on February 20, 2025 and upon issuance were deemed fully paid and non-assessable.

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

As of January 31, 2025, 428,060 shares are available for issuance under the Plan.

As of January 31, 2025, all options have been fully vested and exercised with no remaining compensation cost to be recognized. For the three months ended January 31, 2025 and 2024, compensation expense related to stock options vested amounted to approximately $0 and $1,000, respectively.

The following table summarizes stock option activity for the three months ended January 31, 2024:

	Three Months Ended January 31,
	2024
	No. of Options	Weighted Average
	Outstanding	Price
Options outstanding at beginning of period	8,440	$9.21
Options granted during period	—	—
Options forfeited/cancelled during period	—	—
Options exercised during period	—	—
Options outstanding at end of period	8,440	$9.21
Options vested	8,290
Options exercisable at end of period	7,440

Note 13 – Rental Income:

Commercial tenants:

Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2025, is as follows:

Year Ending October 31,	Amount
2025	$4,406
2026	3,663
2027	2,491
2028	1,523
2029	1,320
Thereafter	3,282
Total	$16,685

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three months ended January 31, 2025 and 2024 were not material.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

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

The economic and financial environment: The U.S. inflation rate has increased from 2.6% in October 2024 to 3% in January 2025, while the U.S. unemployment rate has declined slightly from 4.1% in October 2024 to 4% in January 2025. Mortgage rates continue to hold at the highest levels in more than a decade. After previously having lowered interest rates at three consecutive meetings in the latter half of 2024 from a previous interest rate of 5.5%, which was the highest rate level since 2001, the Federal Reserve held the interest rate steady at 4.5% at its meeting in January 2025. This somewhat elevated inflation rate, which is above the Federal Reserve’s 2% target, coupled with a slowdown in employers hiring and the unemployment rate rising may signal the Federal Reserve to continue to lower interest rates. However, it is uncertain if this is the action they will take and at what pace this would be done.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units (apartments which were vacated and then re-leased to new tenants) and existing tenant renewals continue to increase across most of the portfolio, the rates of these increases has indicated a slight softening of the market. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact elevated interest rates may continue to have on these properties over the next year.

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to attain higher occupancies and realize stronger net operating incomes, the vacancy rates at the Westwood Plaza and Wayne Preakness Shopping centers remain elevated. We continue to work diligently to locate the right tenant(s) for the vacant anchor tenant spaces at each of these properties. Given the rebounding interest for “brick and mortar” sites, and the fact that these properties are located in desirable communities with high barriers to entry, management remains optimistic about the successful leasing at these two properties. Additionally, the elevated interest rates could have a continued adverse impact on the operating and financial performance of our existing commercial tenants.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms. In accordance with certain loan agreements, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan.

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza Shopping Center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, have been applied consistently as of January 31, 2025, and for the three months ended January 31, 2025 and 2024. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2025 (“Current Quarter”) increased 3.9% to $7,269,000 compared to $6,999,000 for the three months ended January 31, 2024 (“Prior Year’s Quarter”).

The increase in revenue of approximately $270,000 for the Current Quarter was primarily attributable to an increase from the residential segment driven by an increase in base rents across most properties and an increase in the average occupancy rate from 95.3% in the Prior Year’s Quarter to 96.8% in the Current Quarter.

Net income (loss) attributable to common equity (“net income (loss)-common equity”) for the Current Quarter was net income of $614,000 ($0.08 per share basic and diluted) compared to net loss of ($512,000) (($0.07) per share basic and diluted) for the Prior Year’s Quarter.

The schedule below provides a detailed analysis of the major changes that impacted net income (loss)-common equity for the three months ended January 31, 2025 and 2024:

NON-GAAP NET INCOME (LOSS) COMPONENTS	Three Months Ended
	January 31,
	2025	2024	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$539	$625	$(86)
Residential properties	2,994	2,865	129
Total income from real estate operations	3,533	3,490	43

Financing costs:
Fixed rate mortgages	(1,751)	(1,687)	(64)
Mortgage cost amortization	(122)	(155)	33
Total financing costs	(1,873)	(1,842)	(31)

Investment income	400	407	(7)

General & administrative expenses:
Accounting fees	(118)	(135)	17
Legal and professional fees	(247)	(375)	128
Directors fees	(297)	(297)	—
Stock compensation expense	—	(1)	1
Corporate expenses	(183)	(1,000)	817
Total general & administrative expenses	(845)	(1,808)	963

Depreciation	(723)	(725)	2
Income (loss) on investment in tenancy-in-common	9	(109)	118
Adjusted net income (loss)	501	(587)	1,088

Net loss on sale of Maryland properties	—	(79)	79
Net income (loss)	501	(666)	1,167

Net loss attributable to noncontrolling interests in subsidiaries	113	154	(41)

Net income (loss) attributable to common equity	$614	$(512)	$1,126

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

Adjusted net income (loss) for the Current Quarter was net income of $501,000 ($0.07 per share basic and diluted) compared to net loss of ($587,000) (($0.08) per share basic and diluted) for the Prior Year’s Quarter. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a net loss on sale of Maryland Properties.

The increase in adjusted net income of approximately $1,088,000 for the Current Quarter was primarily attributable to the following: (a) a decline in general and administrative expenses of approximately $963,000 driven by a decrease in corporate expenses of approximately $817,000 primarily related to costs incurred in the Prior Year’s Quarter for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $128,000; (b) an increase in revenue of approximately $270,000 (FREIT’s share is approximately $244,000); (c) an increase in income from the investment in the Pierre TIC of approximately $118,000; offset by (e) an increase in total operating expenses in the residential segment of approximately $187,000.

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income (loss)-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,350	$1,507	$(157)	-10.4%	$5,270	$4,976	$294	5.9%	$6,620	$6,483
Reimbursements	560	473	87	18.4%	5	(15)	20	133.3%	565	458
Other	24	1	23	2300.0%	88	86	2	2.3%	112	87
Total revenue	1,934	1,981	(47)	-2.4%	5,363	5,047	316	6.3%	7,297	7,028
Operating expenses	1,367	1,327	40	3.0%	2,369	2,182	187	8.6%	3,736	3,509
Net operating income	$567	$654	$(87)	-13.3%	$2,994	$2,865	$129	4.5%	3,561	3,519

Average Occupancy %	48.2%	50.1%		-1.9%	96.8%	95.3%		1.5%

Reconciliation to condensed consolidated net income (loss)-common equity:
Deferred rents - straight lining	(28)	(29)
Investment income	400	407
Net loss on sale of Maryland properties	—	(79)
General and administrative expenses	(845)	(1,808)
Gain (loss) on investment in tenancy-in-common	9	(109)
Depreciation	(723)	(725)
Financing costs	(1,873)	(1,842)
Net income (loss)	501	(666)
Net loss attributable to noncontrolling interests in subsidiaries	113	154
Net income (loss) attributable to common equity	$614	$(512)

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter decreased by 2.4% and 13.3%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all commercial properties for the Current Quarter decreased by 1.9% as compared to the Prior Year’s Quarter.

The decrease in revenue and NOI for the Current Quarter was primarily driven by a decrease in the average occupancy rate from 50.1% in the Prior Year’s Quarter to 48.2% in the Current Quarter.

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

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	3	11,428	$27.41	$32.27	-15.1%	$—	$0.21

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	3	11,428

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 6.3% and 4.5%, respectively, as compared to the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter increased by 1.5% as compared to the Prior Year’s Quarter.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across most properties and an increase in the average occupancy rate from 95.3% in the Prior Year’s Quarter to 96.8% in the Current Quarter. The increase in NOI for the Current Quarter was primarily attributed to the increase in revenue of approximately $316,000 offset by an increase in operating expenses of approximately $96,000 and an increase in repairs and maintenance expenses of approximately $48,000.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,341 and $2,228, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $223,000 and $215,000, respectively.

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

FINANCING COSTS

	Three Months Ended January 31,
	2025	2024
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,751	$1,687
New	—	—
Total financing costs, gross	1,751	1,687
Amortization of mortgage costs	122	155
Total financing costs, net	$1,873	$1,842

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

INVESTMENT INCOME

Investment income for the Current Quarter was approximately $400,000 compared to $407,000 for the Prior Year’s Quarter. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Quarter was approximately $845,000 compared to $1,808,000 for the Prior Year’s Quarter. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Quarter was driven by a decrease in corporate expenses of approximately $817,000 primarily related to costs incurred in the Prior Year’s Quarter for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $128,000.

DEPRECIATION

Depreciation expense for the Current Quarter was approximately $723,000 compared to $725,000 for the Prior Year’s Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1,519,000 for the Current Quarter as compared to approximately $934,000 for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2025, FREIT had cash, cash equivalents and restricted cash totaling approximately $16,347,000, compared to approximately $19,223,000 at October 31, 2024. The decrease in cash, cash equivalents and restricted cash in the Current Quarter of approximately $2,876,000 was primarily attributable to net cash used in financing activities of $6,246,000, offset by net cash provided by investing activities of approximately $1,851,000 and net cash provided by operating activities of approximately $1,519,000. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $11,511,000; (b) dividends paid of approximately $5,224,000; offset by (c) proceeds received from maturities of U.S. Treasury securities of approximately $13,543,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board declared a dividend of approximately $597,000 ($0.08 per share) in the first quarter of Fiscal 2025, which will be paid on March 14, 2025 to stockholders of record on February 28, 2025. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of January 31, 2025, FREIT’s aggregate outstanding mortgage debt was $128.4 million, which bears a weighted average interest rate of 5.49% and an average life of approximately 2.1 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$40.7 (A)	$24.5	$8.6	$23.8	$26.0

(A)	Includes the following:

(1)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $15.7 million which had a maturity date of February 1, 2025. Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

(2)	The loan on the Preakness shopping center located in Wayne, New Jersey, in the amount of approximately $25 million which has a maturity date of August 1, 2025. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2025 and October 31, 2024:

($ in Millions)	January 31, 2025	October 31, 2024

Fair Value	$123.8	$124.7

Carrying Value, Net	$127.6	$128.1

Fair values are estimated based on market interest rates at January 31, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2025, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.4 million, and a 1% decrease would increase the fair value by $2.4 million.

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza Shopping Center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 is based on a fixed interest rate of 8.5% and is payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represents the annualized principal and interest payments for one (1) year under this loan extension. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($11,220,000 at January 31, 2025). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contract. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contract is accounted for as a cash flow hedge with the corresponding gain or loss on this contract not affecting FREIT’s condensed consolidated statement of operations; changes in the fair value of this cash flow hedge will be reported in other comprehensive income (loss) and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating a fixed interest rate swap and replacing it with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of this contract will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contract (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2025, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $464,000 for the Station Place swap, which amount has been included in FREIT’s condensed consolidated balance sheet as at January 31, 2025. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the three months ended January 31, 2025 and 2024, FREIT recorded an unrealized loss of approximately $42,000 and $530,000, respectively, in the condensed consolidated statements of comprehensive income (loss).

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

	For the Three Months Ended January 31,
	2025		2024
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$501		$(666)
Depreciation of consolidated properties	723		725
Amortization of deferred leasing costs	26		26
Distributions to non-controlling interests	(360	)(b)	(180)
Net loss on sale of Maryland properties	—		79
Adjustment to loss on investment in tenancy-in-common for depreciation	365		362
FFO	$1,255		$346

Per Share - Basic and Diluted	$0.17		$0.05

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.1 million related to the sale of the Rotunda property located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$1,255		$346
Deferred rents (Straight lining)	28		29
Capital Improvements - Apartments	(77)		(96)
AFFO	$1,206		$279

Per Share - Basic and Diluted	$0.16		$0.04

Weighted Average Shares Outstanding:
Basic and Diluted	7,463		7,450

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2025. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2024, that was filed with the Securities and Exchange Commission on January 29, 2025.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2025, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: March 14, 2025
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)