Form 10-Q
period 2025-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2025-06-10
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

As of June 10, 2025, the number of shares of common stock outstanding was 7,471,344.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2025	2024
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$90,606	$91,862
Construction in progress	958	944
Cash and cash equivalents	11,435	14,914
Investment in U.S. Treasury securities available-for-sale	27,782	29,259
Investment in tenancy-in-common	17,080	17,512
Tenants' security accounts	888	913
Receivables arising from straight-lining of rents	516	572
Accounts receivable, net of allowance for doubtful accounts of $206 and $272 as of April 30, 2025 and October 31, 2024, respectively	711	498
Prepaid expenses and other assets	5,753	5,007
Deferred charges, net	247	277
Interest rate swap contracts	237	506
Total Assets	$156,213	$162,264

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $222 as of April 30, 2025 and October 31, 2024	$127,903	$128,871
Less unamortized debt issuance costs	668	799
Mortgages payable, net	127,235	128,072

Accounts payable and accrued expenses	750	857
Dividends payable	598	5,224
Tenants' security deposits	1,166	1,205
Deferred revenue	970	722
Total Liabilities	130,719	136,080

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,471,344 and 7,462,993 shares issued at April 30, 2025 and October 31, 2024, respectively	75	75
Additional paid-in-capital	32,393	32,253
Retained earnings	854	541
Accumulated other comprehensive income	219	494
Total Common Equity	33,541	33,363
Noncontrolling interests in subsidiaries	(8,047)	(7,179)
Total Equity	25,494	26,184
Total Liabilities and Equity	$156,213	$162,264

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$13,327	$13,040	$6,735	$6,586
Reimbursements	986	1,034	421	576
Sundry income	214	200	102	113
Total revenue	14,527	14,274	7,258	7,275

Expenses:
Operating expenses	5,222	6,203	2,457	2,714
Management fees	678	667	310	331
Real estate taxes	2,937	3,001	1,489	1,509
Depreciation	1,457	1,514	734	789
Total expenses	10,294	11,385	4,990	5,343

Investment income	750	686	350	279
Net loss on sale of Maryland properties	—	(171)	—	(92)
Income (loss) on investment in tenancy-in-common	23	(47)	14	62
Interest expense including amortization of deferred financing costs	(3,724)	(3,624)	(1,851)	(1,782)
Net income (loss)	1,282	(267)	781	399

Net loss attributable to noncontrolling interests in subsidiaries	226	288	113	134

Net income attributable to common equity	$1,508	$21	$894	$533

Earnings per share:
Basic and diluted	$0.20	$0.00	$0.12	$0.07

Weighted average shares outstanding:
Basic	7,466	7,451	7,469	7,453
Diluted	7,466	7,455	7,469	7,457

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

SIX AND THREE MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income (loss)	$1,282	$(267)	$781	$399

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(119)	107	(174)	446
Amount reclassified from accumulated other comprehensive income to interest expense	(150)	(380)	(53)	(189)
Net unrealized (loss) gain on interest rate swap contracts	(269)	(273)	(227)	257

Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	(3)	(19)	(15)	(13)
Amount reclassified from accumulated other comprehensive income to investment income	(3)	(1)	(4)	—
Net unrealized loss on U.S. Treasury securities available-for-sale	(6)	(20)	(19)	(13)
Comprehensive income (loss)	1,007	(560)	535	643

Comprehensive loss attributable to noncontrolling interests in subsidiaries	226	288	113	134

Comprehensive income (loss) attributable to common equity	$1,233	$(272)	$648	$777

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2025

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2024	7,463	$75	$32,253	$541	$494	$33,363	$(7,179)	$26,184

Distributions to noncontrolling interests in subsidiaries						—	(440)	(440)

Net income (loss)				614		614	(113)	501

Dividends declared				(597)		(597)	—	(597)

Net unrealized loss on interest rate swap contracts					(42)	(42)	—	(42)

Net unrealized gain on investment in U.S. Treasury securities available-for-sale					13	13	—	13

Balance at January 31, 2025	7,463	75	32,253	558	465	33,351	(7,732)	25,619

Stock awards granted to directors	8	—	140			140	—	140

Distributions to noncontrolling interests in subsidiaries						—	(202)	(202)

Net income (loss)				894		894	(113)	781

Dividends declared				(598)		(598)	—	(598)

Net unrealized loss on interest rate swap contract					(227)	(227)	—	(227)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(19)	(19)	—	(19)

Balance at April 30, 2025	7,471	$75	$32,393	$854	$219	$33,541	$(8,047)	$25,494

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2024

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2023	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

Stock based compensation expense			1			1	—	1

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(512)		(512)	(154)	(666)

Dividends declared				(372)		(372)	—	(372)

Net unrealized loss on interest rate swap contracts					(530)	(530)	—	(530)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at January 31, 2024	7,450	74	32,075	(9,852)	799	23,096	(6,374)	16,722

Stock awards granted to directors	8	1	140			141	—	141

Distributions to noncontrolling interests in subsidiaries						—	(600)	(600)

Net income (loss)				533		533	(134)	399

Dividends declared				(373)		(373)	—	(373)

Net unrealized gain on interest rate swap contracts					257	257	—	257

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(13)	(13)	—	(13)

Balance at April 30, 2024	7,458	$75	$32,215	$(9,692)	$1,043	$23,641	$(7,108)	$16,533

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2025 AND 2024

(Unaudited)

	Six Months Ended
	April 30,
	2025	2024
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$1,282	$(267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on sale of Maryland properties	—	171
Depreciation	1,457	1,514
Amortization	280	345
Stock based compensation expense	—	1
Stock awards granted to directors	140	141
(Income) loss on investment in tenancy-in-common	(23)	47
Deferred rents - straight line rent	56	58
Bad debt expense	72	123
Accreted interest on investment in U.S. Treasury securities	(487)	(418)
Changes in operating assets and liabilities:
Tenants' security accounts	(39)	(29)
Accounts receivable, prepaid expenses and other assets	(785)	(27)
Accounts payable, accrued expenses and deferred director compensation payable	61	(195)
Deferred revenue	248	43
Net cash provided by operating activities	2,262	1,507
Investing activities:
Cash outlays from sale of Maryland properties, net	—	(171)
Purchase of U.S. Treasury securities	(28,247)	(19,135)
Proceeds from maturities of U.S. Treasury securities	30,205	26,315
Capital improvements - existing properties	(383)	(456)
Deferred leasing costs	(15)	(49)
Distribution from investment in tenancy-in-common	455	455
Net cash provided by investing activities	2,015	6,959
Financing activities:
Repayment of mortgages	(968)	(8,423)
Deferred financing costs	(104)	(166)
Dividends paid	(5,821)	(744)
Distributions to noncontrolling interests in subsidiaries	(642)	(780)
Net cash used in financing activities	(7,535)	(10,113)
Net decrease in cash, cash equivalents and restricted cash	(3,258)	(1,647)
Cash, cash equivalents and restricted cash, beginning of period	19,223	18,356
Cash, cash equivalents and restricted cash, end of period	$15,965	$16,709

Supplemental disclosure of cash flow data:
Interest paid	$3,379	$3,343

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$72	$61
Financing activities:
Dividends declared but not paid	$598	$373

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$11,435	$12,220
Tenants' security accounts	888	937
Funds held in post-closing escrow	—	189
Mortgage escrows (included in prepaid expenses and other assets)	3,642	3,363
Total cash, cash equivalents and restricted cash	$15,965	$16,709

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

The consolidated results of operations for the six and three-month periods ended April 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2024.

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

Note 3 – Dividends and earnings per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $598,000 ($0.08 per share) in the second quarter of Fiscal 2025, which will be paid on June 13, 2025 to stockholders of record on May 30, 2025.

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

For the six and three months ended April 30, 2025, only basic earnings per share is presented since there are no outstanding stock options or other diluted securities. For both the six and three months ended April 30, 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 4,000 shares with no impact on earnings per share. There were no anti-

dilutive shares for the six and three months ended April 30, 2024. Anti-dilutive shares consisted of out-of-the money stock options under the Equity Incentive Plan (See Note 12).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $27,782,000 and $29,259,000, as of April 30, 2025 and October 31, 2024, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statements of income and reflected as accreted interest in the condensed consolidated statements of cash flows. For the six months ended April 30, 2025 and 2024, this amounted to approximately $487,000 and $418,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income (loss). Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the six and three months ended April 30, 2025, FREIT recorded an unrealized loss of approximately $6,000 and $19,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. For the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $20,000 and $13,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income (loss). On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 for further details.) For the six and three months ended April 30, 2025, FREIT recorded an unrealized loss of approximately $269,000 and $227,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $273,000 and unrealized gain of $257,000, respectively, in the condensed consolidated statements of comprehensive (loss) income representing the change in the fair value of these cash flow hedges during such periods. As of April 30, 2025, there was an asset of approximately $237,000 for the Station Place swap. As of October 31, 2024, there was an asset of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $17.1 million and $17.5 million at April 30, 2025 and October 31, 2024, respectively. For the six and three months ended April 30, 2025, FREIT recognized income from the investment in TIC of approximately $23,000 and $14,000, respectively, in the accompanying condensed consolidated statements of income. For the six and three months ended April 30, 2024, FREIT recognized a loss on investment in TIC of approximately $47,000 and gain on investment of approximately $62,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement expires on February 28, 2026.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $216,000 and $94,000 for the six and three months ended April 30, 2025, respectively, and $210,000 and $105,000 for the six and three months ended April 30, 2024, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions charged to operations for the six and three months ended April 30, 2025 and 2024.

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2025 and October 31, 2024, accounted for by the equity method:

	April 30,	October 31,
	2025	2024
	(In Thousands of Dollars)

Real estate, net	$72,181	$72,707
Cash and cash equivalents	1,251	1,442
Tenants' security accounts	526	528
Receivables and other assets	698	556
Total assets	$74,656	$75,233

Mortgages payable, net of unamortized debt issuance costs	$46,772	$47,362
Accounts payable and accrued expenses	915	229
Tenants' security deposits	530	529
Deferred revenue	162	172
Equity	26,277	26,941
Total liabilities & equity	$74,656	$75,233

FREIT's investment in TIC (65% interest)	$17,080	$17,512

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2025 and 2024, accounted for by the equity method:

	Six Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$4,369	$4,243	$2,192	$2,128
Operating expenses	2,478	2,455	1,241	1,097
Depreciation	1,126	1,115	564	558
Operating income	765	673	387	473

Interest income	36	37	17	12
Interest expense including amortization of deferred financing costs	(765)	(782)	(382)	(390)

Net income (loss)	$36	$(72)	$22	$95

FREIT's share of income (loss) on investment in TIC (65% interest)	$23	$(47)	$14	$62

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

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $1,000 and $0 for the six and three months ended April 30, 2025, respectively, and $512,000 and $198,000 for the six and three months ended April 30, 2024, respectively. These costs are included in operating expenses on the condensed consolidated statements of income.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of April 30, 2025, approximately $7,087,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $171,000 and $92,000 for the six and three months ended April 30, 2024, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released to Grande Rotunda. The sale of the Maryland Properties resulted in a net gain of approximately $67.4 million (as adjusted) (FREIT’s share is approximately $44.8 million) which includes approximately $7.1 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $678,000 and $667,000 for the six months ended April 30, 2025 and 2024, respectively, and $310,000 and $331,000 for the three months ended April 30, 2025 and 2024, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $202,000 and $315,000 for the six months ended April 30, 2025 and 2024, respectively, and $109,000 and $168,000 for the three months ended April 30, 2025 and 2024, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $13,000 and $59,000 for the six months ended April 30, 2025 and 2024, respectively, and $4,000 and $3,000 for the three months ended April 30, 2025 and 2024, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred were approximately $35,000 and $89,400, for the six months ended April 30, 2025 and 2024, respectively, and $0 and $76,000, for the three months ended April 30, 2025 and 2024, respectively. Fees incurred during Fiscal 2025 related to a commission to Hekemian & Co. for the modification and extension of the loan on the Regency property which was accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheet as of April 30, 2025. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,000 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. The commissions for the renewal of FREIT’s line of credit and the modification and extension of the loans were accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of April 30, 2025 and October 31, 2024. The commission related to the sale of the Rotunda Property was charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the six months ended April 30, 2024.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including stock awards – See Note 12 for additional details) incurred by FREIT for the six months ended April 30, 2025 and 2024 was approximately $350,000 and $350,000, respectively, for Robert S. Hekemian, Jr., $22,000 and $22,000, respectively, for Allan Tubin and $50,000 and $50,000, respectively, for David B. Hekemian. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended April 30, 2025 and 2024 was approximately $185,000 and $185,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $35,000 and $35,000, respectively, for David B. Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 9 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of April 30, 2025 and October 31, 2024:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	April 30, 2025	April 30, 2025	October 31, 2024
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ (A)	5/31/2027	6.75%	$8,762	$8,811
Berdan Court - Wayne, NJ	8/31/2029	3.54%	28,457	28,728
Westwood Hills - Westwood, NJ	9/1/2026	6.05%	24,972	25,136
Regency Club - Middletown, NY (B)	12/15/2027	6.05%	13,836	13,920
Station Place - Red Bank, NJ	12/15/2027	4.35%	11,157	11,281
Westwood Plaza - Westwood, NJ (C)	5/1/2025	8.50%	15,719	15,995
Preakness S/C - Wayne, NJ	8/1/2025	5.00%	25,000	25,000
Total fixed rate mortgages payable			127,903	128,871
Total unamortized debt issuance costs			(668)	(799)
Total mortgages payable, net			$127,235	$128,072

(A)	On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.75% and monthly installments of principal and interest of approximately $58,016 are required.

(B)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.

(C)	Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey with a then outstanding balance of approximately $16.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account for this loan (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the Escrow with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of approximately $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan.

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of April 30, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, is as follows:

Year Ending October 31,	Amount
2025	$32,445	(a)(c)
2026	35,745	(b)
2027	9,654
2028	24,521
2029	26,506

Includes the following:

(a)	The $5.7 million (including deferred interest of approximately $0.2 million) pay down of the loan on the Westwood Plaza shopping center paid in May 2025 when FREIT entered into a loan extension and modification agreement with Valley National Bank.

(b)	The $10 million remaining loan balance on the Westwood Plaza shopping center loan, which per the loan extension and modification agreement the maturity date of this loan is extended for one year to May 1, 2026.

(c)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of approximately $25 million, which has a maturity date of August 1, 2025. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2025 and October 31, 2024:

($ in Millions)	April 30, 2025	October 31, 2024

Fair Value	$124.5	$124.7

Carrying Value, Net	$127.2	$128.1

Fair values are estimated based on market interest rates at April 30, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three months ended April 30, 2025 and 2024. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$3,780	$4,064	$1,846	$2,083
Residential	10,803	10,268	5,440	5,221
Total real estate rental revenue	14,583	14,332	7,286	7,304

Real estate operating expenses:
Commercial	2,650	2,593	1,283	1,266
Residential	4,551	4,455	2,182	2,273
Total real estate operating expenses	7,201	7,048	3,465	3,539

Net operating income:
Commercial	1,130	1,471	563	817
Residential	6,252	5,813	3,258	2,948
Total net operating income	$7,382	$7,284	$3,821	$3,765

Recurring capital improvements - residential	$(203)	$(265)	$(126)	$(169)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$7,382	$7,284	$3,821	$3,765
Deferred rents - straight lining	(56)	(58)	(28)	(29)
Investment income	750	686	350	279
General and administrative expenses	(1,636)	(2,823)	(791)	(1,015)
Income (loss) on investment in tenancy-in-common	23	(47)	14	62
Depreciation	(1,457)	(1,514)	(734)	(789)
Net loss on sale of Maryland properties	—	(171)	—	(92)
Financing costs	(3,724)	(3,624)	(1,851)	(1,782)
Net income (loss)	1,282	(267)	781	399
Net loss attributable to noncontrolling interests in subsidiaries	226	288	113	134
Net income attributable to common equity	$1,508	$21	$894	$533

Note 11 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2025. For the fiscal year ended October 31, 2024, FREIT has distributed 100% of its ordinary taxable income and 100% of its capital gain to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the six and three months ended April 30, 2025 and 2024.

As of April 30, 2025, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2021 remain open to examination by the major taxing jurisdictions.

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

As of April 30, 2025, 419,709 shares are available for issuance under the Plan.

As of April 30, 2025, all options have been fully vested and exercised with no remaining compensation cost to be recognized. For the six months ended April 30, 2025 and 2024, compensation expense related to stock options vested amounted to approximately $0 and $1,000, respectively. For the three months ended April 30, 2025 and 2024, there was no compensation expense related to stock options vested.

The following table summarizes stock option activity for the six and three months ended April 30, 2024:

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of April 30, 2025, is as follows:

Year Ending October 31,	Amount
2025	$4,857
2026	4,880
2027	3,907
2028	2,940
2029	2,728
Thereafter	5,233
Total	$24,545

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three months ended April 30, 2025 and 2024 were not material.

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

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties. FREIT’s properties are primarily located in northern New Jersey and New York.

The economic and financial environment: While the U.S. unemployment rate has increased slightly from 4.1% in October 2024 to 4.2% in April 2025, the U.S. inflation rate has decreased from 2.6% in October 2024 to 2.3% in April 2025, which is the lowest since February 2021. Mortgage rates continue to hold at the highest levels in more than a decade. After previously having lowered interest rates at three consecutive meetings in the latter half of 2024 from a previous interest rate of 5.5%, which was the highest rate level since 2001, the Federal Reserve has continued to hold the interest rate steady at 4.5%. The slightly elevated inflation rate, which is above the Federal Reserve’s 2% target, coupled with uncertainty around the tariffs and the potential impact on economic growth and inflation has resulted in the Federal Reserve not adjusting its interest rates at its meeting in May 2025.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units (apartments which were vacated and then re-leased to new tenants) and existing tenant renewals continue to increase across most of the portfolio, the rates of these increases has indicated a slight softening of the market. These increases should meaningfully contribute to FREIT’s income over time but it is uncertain what impact elevated interest rates and tariffs may have on these properties over the next year.

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to attain higher occupancies and realize stronger net operating incomes, the vacancy rates at the Westwood Plaza and Wayne Preakness shopping centers remain elevated. Management, along with third-party advisors, is actively working to attract quality tenants and explore redevelopment options to revitalize these spaces. Additionally, the elevated interest rates and uncertainty around tariffs could have an adverse impact on the operating and financial performance of our existing commercial tenants.

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

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.75% and monthly installments of principal and interest of approximately $58,016 are required. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan will result in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of approximately $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of April 30, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, have been applied consistently as of April 30, 2025, and for the six and three months ended April 30, 2025 and 2024. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2025 (“Current Six Months”) increased 1.8% to $14,527,000 compared to $14,274,000 for the six months ended April 30, 2024 (“Prior Year’s Six Months”). Real estate revenue for the three months ended April 30, 2025 (“Current Quarter”) decreased 0.2% to $7,258,000 compared to $7,275,000 for the three months ended April 30, 2024 (“Prior Year’s Quarter”).

The increase in revenue of approximately $253,000 for the Current Six Months was primarily attributable to the following: (a) an increase from the residential segment of approximately $535,000 driven by an increase in base rents across most properties and an increase in the average occupancy from 95.9% in the Prior Year’s Six Months to 96.9% in the Current Six Months; offset by (b) a decrease from the commercial segment of approximately $282,000 primarily driven by a decline in revenue at the Westwood Plaza shopping center of approximately $206,000 resulting from TJ Maxx invoking in March of 2024 its one-year co-tenancy clause allowing for a reduction in its rent as a result of the termination of the K-Mart lease and a decline in revenue at the Preakness shopping center of approximately $155,000 attributed to a decline in the average occupancy from 45.2% in the Prior Year’s Six Months to 43.4% in the Current Six Months.

The decrease in revenue of approximately $17,000 for the Current Quarter was primarily attributable to the following: (a) a decrease from the commercial segment of approximately $237,000 driven by a decline in revenue at the Westwood Plaza shopping center of approximately $109,000 attributed to a decrease in the average occupancy from 36.5% in the Prior Year’s Quarter to 31.1% in the Current Quarter and TJ Maxx invoking in March of 2024 its one-year co-tenancy clause and a decline in revenue at the Preakness shopping center of approximately $109,000 attributed to a decline in the average occupancy from 45.0% in the Prior Year’s Quarter to 43.4% in the Current Quarter; offset by (b) an increase from the residential segment of approximately $220,000 driven by an increase in base rents across most properties and an increase in the average occupancy from 96.5% in the Prior Year’s Quarter to 97.1% in the Current Quarter.

Net income attributable to common equity (“net income-common equity”) for the Current Six Months and Current Quarter was $1,508,000 ($0.20 per share basic and diluted) and $894,000 ($0.12 per share basic and diluted), compared to $21,000 ($0.00 per share basic and diluted) and $533,000 ($0.07 per share basic and diluted), for the Prior Year’s comparable periods.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2025 and 2024:

NON-GAAP NET INCOME COMPONENTS	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2025	2024	Change	2025	2024	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,074	$1,413	$(339)	$535	$788	$(253)
Residential properties	6,252	5,813	439	3,258	2,948	310
Total income from real estate operations	7,326	7,226	100	3,793	3,736	57

Financing costs:
Fixed rate mortgages	(3,489)	(3,343)	(146)	(1,738)	(1,656)	(82)
Mortgage cost amortization	(235)	(281)	46	(113)	(126)	13
Total financing costs	(3,724)	(3,624)	(100)	(1,851)	(1,782)	(69)

Investment income	750	686	64	350	279	71

General & administrative expenses:
Accounting fees	(220)	(238)	18	(102)	(103)	1
Legal and professional fees	(306)	(621)	315	(59)	(246)	187
Directors fees	(733)	(734)	1	(436)	(437)	1
Stock compensation expense	—	(1)	1	—	—	—
Corporate expenses	(377)	(1,229)	852	(194)	(229)	35
Total general & administrative expenses	(1,636)	(2,823)	1,187	(791)	(1,015)	224

Depreciation	(1,457)	(1,514)	57	(734)	(789)	55
Income (loss) on investment in tenancy-in-common	23	(47)	70	14	62	(48)
Adjusted net income (loss)	1,282	(96)	1,378	781	491	290

Net loss on sale of Maryland properties	—	(171)	171	—	(92)	92
Net income (loss)	1,282	(267)	1,549	781	399	382

Net loss attributable to noncontrolling interests in subsidiaries	226	288	(62)	113	134	(21)

Net income attributable to common equity	$1,508	$21	$1,487	$894	$533	$361

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

Adjusted net income (loss) for the Current Six Months and Current Quarter was net income of $1,282,000 ($0.17 per share basic and diluted) and $781,000 ($0.10 per share basic and diluted) compared to net loss of $96,000 (($0.01) per share basic and diluted) and net income of $491,000 ($0.07 per share basic and diluted) for the Prior Year’s comparable periods. Adjusted net income (loss) is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: a net loss on sale of Maryland Properties.

The increase in adjusted net income of approximately $1,378,000 for the Current Six Months was primarily attributable to the following: (a) a decline in general and administrative expenses (“G&A”) of approximately $1,187,000 driven by a decrease in corporate expenses of approximately $852,000 primarily related to costs incurred in the Prior Year’s Six Months for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $315,000; (b) an increase in revenue of approximately $253,000 (FREIT’s share is approximately $222,000); and (c) an increase in income from the investment in the Pierre TIC of approximately $70,000; offset by (d) an increase in interest expense including amortization of deferred financing costs of approximately $146,000 (FREIT’s share is approximately $153,000) primarily resulting from the extension and modification of the loans on the Regency and Steuben Arms properties, increasing the interest rates from 3.75% to 6.05% and 4.54% to 6.75%, respectively; and (e) an increase in total operating expenses in the residential segment of approximately $96,000 (FREIT’s share is approximately $71,000) primarily attributed to an increase in snow removal and utilities expenses.

The increase in adjusted net income of approximately $290,000 for the Current Quarter was primarily attributable to a decline in G&A of approximately $224,000 driven by a decline in legal and professional expenses.

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$2,773	$2,991	$(218)	-7.3%	$10,610	$10,107	$503	5.0%	$13,383	$13,098
Reimbursements	980	1,045	(65)	-6.2%	6	(11)	17	154.5%	986	1,034
Other	27	28	(1)	-3.6%	187	172	15	8.7%	214	200
Total revenue	3,780	4,064	(284)	-7.0%	10,803	10,268	535	5.2%	14,583	14,332
Operating expenses	2,650	2,593	57	2.2%	4,551	4,455	96	2.2%	7,201	7,048
Net operating income	$1,130	$1,471	$(341)	-23.2%	$6,252	$5,813	$439	7.6%	7,382	7,284

Average Occupancy %	48.2%	50.4%		-2.2%	96.9%	95.9%		1.0%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(56)	(58)
Investment income	750	686
Net loss on sale of Maryland properties	—	(171)
General and administrative expenses	(1,636)	(2,823)
Income (loss) on investment in tenancy-in-common	23	(47)
Depreciation	(1,457)	(1,514)
Financing costs	(3,724)	(3,624)
Net income (loss)	1,282	(267)
Net loss attributable to noncontrolling interests in subsidiaries	226	288
Net income attributable to common equity	$1,508	$21

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,423	$1,484	$(61)	-4.1%	$5,340	$5,131	$209	4.1%	$6,763	$6,615
Reimbursements	420	572	(152)	-26.6%	1	4	(3)	-75.0%	421	576
Other	3	27	(24)	-88.9%	99	86	13	15.1%	102	113
Total revenue	1,846	2,083	(237)	-11.4%	5,440	5,221	219	4.2%	7,286	7,304
Operating expenses	1,283	1,266	17	1.3%	2,182	2,273	(91)	-4.0%	3,465	3,539
Net operating income	$563	$817	$(254)	-31.1%	$3,258	$2,948	$310	10.5%	3,821	3,765

Average Occupancy %	48.2%	50.7%		-2.5%	97.1%	96.5%		0.6%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(28)	(29)
Investment income	350	279
Net loss on sale of Maryland properties	—	(92)
General and administrative expenses	(791)	(1,015)
Income on investment in tenancy-in-common	14	62
Depreciation	(734)	(789)
Financing costs	(1,851)	(1,782)
Net income	781	399
Net loss attributable to noncontrolling interests in subsidiaries	113	134
Net income attributable to common equity	$894	$533

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter decreased by 7.0% and 11.4%, respectively, and NOI decreased by 23.2% and 31.1%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Six Months and Current Quarter decreased by 2.2% and 2.5%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue and NOI for the Current Six Months was primarily driven by a $206,000 decline in revenue at the Westwood Plaza shopping center attributed to TJ Maxx invoking in March of 2024 its one-year co-tenancy clause allowing for a reduction in its rent as a result of the termination of the K-Mart lease and a $155,000 decline in revenue at the Preakness shopping center attributed to a decline in the average occupancy from 45.2% in the Prior Year’s Six Months to 43.4% in the Current Six Months.

The decrease in revenue and NOI for the Current Quarter was primarily driven by a $109,000 decline in revenue at the Westwood Plaza shopping center attributed to a decline in the average occupancy from 36.5% in the Prior Year’s Quarter to 31.1% in the Current Quarter and TJ Maxx invoking in March of 2024 its one-year co-tenancy clause and a $109,000 decline in revenue at the Preakness shopping center attributed to a decline in the average occupancy from 45.0% in the Prior Year’s Quarter to 43.4% in the Current Quarter.

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

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	8	106,188	$17.69	$17.34	2.0%	$—	$0.06

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	8	106,188

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 5.2% and 4.2%, respectively, and NOI increased by 7.6% and 10.5%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Six Months and Current Quarter increased by 1.0% and 0.6%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Six Months was primarily attributable to an increase in base rents across most properties and an increase in the average annual occupancy from 95.9% in the Prior Year’s Six Months to 96.9% in the Current Six Months. The increase in NOI for the Current Six Months was primarily attributed to the increase in revenue of approximately $535,000 offset by an increase in operating expenses of approximately $96,000 resulting from an in increase in snow removal and utilities expenses.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across most properties and an increase in the average occupancy rate from 96.5% in the Prior Year’s Quarter to 97.1% in the Current Quarter. The increase in NOI for the Current Quarter was primarily attributed to the increase in revenue of approximately $219,000 in conjunction with a decline in operating expenses of approximately $91,000 resulting from a decrease in utilities expense.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,361 and $2,255, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $224,000 and $218,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Six Months Ended April 30,		Three Months Ended April 30,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,489	$3,343	$1,738	$1,656
New	—	—	—	—
Total gross financing costs	3,489	3,343	1,738	1,656
Amortization of deferred financing costs	235	281	113	126
Total net financing costs	$3,724	$3,624	$1,851	$1,782

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Six Months increased by approximately $100,000 or 2.8%, compared to Prior Year’s Six Months which was primarily attributable to the following: (a) an increase of approximately $111,000 resulting from the increase in the interest rate from 3.75% to 6.05% due to the extension and modification of the loan on the Regency property in December 2024; and (b) an increase of approximately $102,000 resulting from the increase in the interest rate from 4.54% to 6.75% due to the extension and modification of the loan on the Steuben Arms property in June 2024; offset by (c) a decrease of approximately $86,000 resulting from the pay-off of the loan on the Boulders property in January 2024.

Total net financing costs for the Current Quarter increased by approximately $69,000 or 3.9%, compared to Prior Year’s Quarter which was primarily attributable to the following: (a) an increase of approximately $71,000 resulting from the increase in the interest rate from 3.75% to 6.05% due to the extension and modification of the loan on the Regency property in December 2024; and (b) an increase of approximately $52,000 resulting from the increase in the interest rate from 4.54% to 6.75% due to the extension and modification of the loan on the Steuben Arms property in June 2024.

INVESTMENT INCOME

Investment income for the Current Six Months and Current Quarter was approximately $750,000 and $350,000, respectively, compared to $686,000 and $279,000, respectively, for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The increase in investment income was primarily driven by an increase in the cash balance compared to the Prior Year’s comparable periods.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Six Months and Current Quarter was approximately $1,636,000 and $791,000, respectively, compared to $2,823,000 and $1,015,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Six Months was driven by a decline in corporate expenses of approximately $852,000 primarily related to costs incurred in the Prior Year’s Six Months for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $315,000. The decline in G&A for the Current Quarter was primarily driven by a decrease in legal and professional expenses.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $1,457,000 and $734,000, respectively, compared to $1,514,000 and $789,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $2,262,000 for the Current Six Months as compared to approximately $1,507,000 for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2025, FREIT had cash, cash equivalents and restricted cash totaling approximately $15,965,000, compared to approximately $19,223,000 at October 31, 2024. The decrease in cash, cash equivalents and restricted cash in the Current Six Months of approximately $3,258,000 was primarily attributable to net cash used in financing activities of $7,535,000, offset by net cash provided by investing activities of approximately $2,015,000 and net cash provided by operating activities of approximately $2,262,000. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $28,247,000; (b) dividends paid of approximately $5,821,000; and (c) repayment of mortgages of approximately $968,000; offset by (d) proceeds received from maturities of U.S. Treasury securities of approximately $30,205,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of April 30, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board of Directors (“Board”) declared a dividend of approximately $598,000 ($0.08 per share) in the second quarter of Fiscal 2025, which will be paid on June 13, 2025 to stockholders of record on May 30, 2025. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of April 30, 2025, FREIT’s aggregate outstanding mortgage debt was $127.9 million, which bears a weighted average interest rate of 5.49% and an average life of approximately 1.9 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$30.7 (A) (C)	$34.1 (B)	$8.6	$23.8	$26.0

Includes the following:

(A)	The $5.7 million (including deferred interest of approximately $0.2 million) pay down of the loan on the Westwood Plaza shopping center paid in May 2025 when FREIT entered into a loan extension and modification agreement with Valley National Bank. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

(B)	The $10 million remaining loan balance on the Westwood Plaza shopping center, which per the loan extension and modification agreement the maturity date of this loan is extended for one year to May 1, 2026. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

(C)	The loan on the Preakness shopping center located in Wayne, New Jersey, in the amount of approximately $25 million which has a maturity date of August 1, 2025. Management expects this loan to be extended, however, until such time as a definitive agreement providing for an extension of this loan is entered into, there can be no assurance this loan will be extended. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2025 and October 31, 2024:

($ in Millions)	April 30, 2025	October 31, 2024

Fair Value	$124.5	$124.7

Carrying Value, Net	$127.2	$128.1

Fair values are estimated based on market interest rates at April 30, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2025, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2.1 million, and a 1% decrease would increase the fair value by $2.2 million.

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

On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.75% and monthly installments of principal and interest of approximately $58,016 are required. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension of its outstanding balance as of February 1, 2024 of approximately $16,458,000 was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556 increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan will result in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of approximately $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($11,157,000 at April 30, 2025). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contract. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contract is accounted for as a cash flow hedge with the corresponding gain or loss on this contract not affecting FREIT’s condensed consolidated statement of income; changes in the fair value of this cash flow hedge will be reported in other comprehensive income (loss) and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating a fixed interest rate swap and replacing it with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of this contract will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contract (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2025, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $237,000 for the Station Place swap, which amount has been included in FREIT’s condensed consolidated balance sheet as at April 30, 2025. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income (loss) and for the six and three months ended April 30, 2025 and 2024, FREIT recorded an unrealized loss of approximately $269,000 and $227,000, respectively, in the condensed consolidated statements of comprehensive income. For the six and three months ended April 30, 2024, FREIT recorded an unrealized loss of approximately $273,000 and an unrealized gain of $257,000, respectively, in the condensed consolidated statements of comprehensive (loss) income.

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

	For the Six Months Ended April 30,				For the Three Months Ended April 30,
	2025		2024		2025		2024
	(In Thousands, Except Per Share)				(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$1,282		$(267)		$781		$399
Depreciation of consolidated properties	1,457		1,514		734		789
Amortization of deferred leasing costs	45		64		19		38
Distributions to non-controlling interests	(480	)(b)	(180	)(c)	(120	)(b)	—	(c)
Net loss on sale of Maryland properties	—		171		—		92
Adjustment to loss on investment in tenancy-in-common for depreciation	732		725		367		363
FFO	$3,036		$2,027		$1,781		$1,681

Per Share - Basic and Diluted	$0.41		$0.27		$0.24		$0.23

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $163,000 and $80,000 for the six and three months ended April 30, 2025, respectively, related to the sale of the Rotunda and Damascus properties located in Maryland in a prior year.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million for the six and three months ended April 30, 2024 related to the sale of the Rotunda property located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$3,036		$2,027		$1,781		$1,681
Deferred rents (Straight lining)	56		58		28		29
Capital Improvements - Apartments	(203)		(265)		(126)		(169)
AFFO	$2,889		$1,820		$1,683		$1,541

Per Share - Basic and Diluted	$0.39		$0.24		$0.23		$0.21

Weighted Average Shares Outstanding:
Basic	7,466		7,451		7,469		7,453
Diluted	7,466		7,455		7,469		7,457

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2025. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2025, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: June 10, 2025
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)