Form 10-Q
period 2025-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2025-09-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

(201) 488-6400

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTCPK
Preferred Stock Purchase Rights (1)

(1)	Registered pursuant to Section 12 (b) of the Act pursuant to a form 8-A filed by the registrant on August 3, 2023. Until the Distribution Date (as defined in the registrant’s Stockholder Rights Agreement dated July 31, 2023) the Preferred Stock Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Stock Purchase Rights are attached.

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

As of September 12, 2025, the number of shares of common stock outstanding was 7,471,344.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2025	2024
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$90,034	$91,862
Construction in progress	958	944
Cash and cash equivalents	14,604	14,914
Investment in U.S. Treasury securities available-for-sale	20,478	29,259
Investment in tenancy-in-common	17,044	17,512
Tenants' security accounts	867	913
Receivables arising from straight-lining of rents	489	572
Accounts receivable, net of allowance for doubtful accounts of $253 and $272 as of July 31, 2025 and October 31, 2024, respectively	307	498
Prepaid expenses and other assets	4,895	5,007
Deferred charges, net	256	277
Interest rate swap contracts	299	506
Total Assets	$150,231	$162,264

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $0 and $222 as of July 31, 2025 and October 31, 2024, respectively	$121,755	$128,871
Less unamortized debt issuance costs	605	799
Mortgages payable, net	121,150	128,072

Accounts payable and accrued expenses	665	857
Dividends payable	748	5,224
Tenants' security deposits	1,138	1,205
Deferred revenue	979	722
Total Liabilities	124,680	136,080

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,471,344 and 7,462,993 shares issuedat July 31, 2025 and October 31, 2024, respectively	75	75
Additional paid-in-capital	32,393	32,253
Retained earnings	985	541
Accumulated other comprehensive income	287	494
Total Common Equity	33,740	33,363
Noncontrolling interests in subsidiaries	(8,189)	(7,179)
Total Equity	25,551	26,184
Total Liabilities and Equity	$150,231	$162,264

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$20,085	$19,608	$6,758	$6,568
Reimbursements	1,383	1,439	397	405
Sundry income	303	374	89	174
Total revenue	21,771	21,421	7,244	7,147

Expenses:
Operating expenses	7,612	8,608	2,390	2,405
Management fees	1,036	1,011	358	344
Real estate taxes	4,415	4,501	1,478	1,500
Depreciation	2,195	2,249	738	735
Total expenses	15,258	16,369	4,964	4,984

Investment income	1,053	1,082	303	396
Litigation settlement, net of fees	—	15,711	—	15,711
Net loss on sale of Maryland properties	—	(171)	—	—
Loss on investment in tenancy-in-common	(13)	(143)	(36)	(96)
Interest expense including amortization of deferred financing costs	(5,532)	(5,463)	(1,808)	(1,839)
Net income	2,021	16,068	739	16,335

Net loss (income) attributable to noncontrolling interests in subsidiaries	366	(1,256)	140	(1,544)

Net income attributable to common equity	$2,387	$14,812	$879	$14,791

Earnings per share:
Basic and diluted	$0.32	$1.99	$0.12	$1.98

Weighted average shares outstanding:
Basic	7,468	7,454	7,471	7,458
Diluted	7,468	7,457	7,471	7,462

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$2,021	$16,068	$739	$16,335

Other comprehensive income:
Unrealized (loss) gain on interest rate swap contracts before reclassifications	(4)	(134)	115	(241)
Amount reclassified from accumulated other comprehensive income to interest expense	(203)	(566)	(53)	(186)
Net unrealized (loss) gain on interest rate swap contracts	(207)	(700)	62	(427)

Unrealized loss (gain) on U.S. Treasury securities available-for-sale before reclassifications	2	(20)	5	(1)
Amount reclassified from accumulated other comprehensive income to investment income	(2)	(6)	1	(5)
Net unrealized (loss) gain on U.S. Treasury securities available-for-sale	—	(26)	6	(6)
Comprehensive income	1,814	15,342	807	15,902

Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	366	(1,256)	140	(1,544)

Comprehensive income attributable to common equity	$2,180	$14,086	$947	$14,358

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED July 31, 2025

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2024	7,463	$75	$32,253	$541	$494	$33,363	$(7,179)	$26,184

Distributions to noncontrolling interests in subsidiaries						—	(440)	(440)

Net income (loss)				614		614	(113)	501

Dividends declared				(597)		(597)	—	(597)

Net unrealized loss on interest rate swap contracts					(42)	(42)	—	(42)

Net unrealized gain on investment in U.S. Treasury securities available-for-sale					13	13	—	13

Balance at January 31, 2025	7,463	75	32,253	558	465	33,351	(7,732)	25,619

Stock awards granted to directors	8	—	140			140	—	140

Distributions to noncontrolling interests in subsidiaries						—	(202)	(202)

Net income (loss)				894		894	(113)	781

Dividends declared				(598)		(598)	—	(598)

Net unrealized loss on interest rate swap contract					(227)	(227)	—	(227)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(19)	(19)	—	(19)

Balance at April 30, 2025	7,471	75	32,393	854	219	33,541	(8,047)	25,494

Distributions to noncontrolling interests in subsidiaries						—	(2)	(2)

Net income (loss)				879		879	(140)	739

Dividends declared				(748)		(748)	—	(748)

Net unrealized gain on interest rate swap contract					62	62	—	62

Net unrealized gain on investment in U.S. Treasury securities available-for-sale					6	6	—	6

Balance at July 31, 2025	7,471	$75	$32,393	$985	$287	$33,740	$(8,189)	$25,551

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2024

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	(Accululated Deficit) Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2023	7,450	$74	$32,074	$(8,968)	$1,336	$24,516	$(6,040)	$18,476

Stock based compensation expense			1			1		1

Distributions to noncontrolling interests in subsidiaries						—	(180)	(180)

Net loss				(512)		(512)	(154)	(666)

Dividends declared				(372)		(372)		(372)

Net unrealized loss on interest rate swap contracts					(530)	(530)	—	(530)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at January 31, 2024	7,450	74	32,075	(9,852)	799	23,096	(6,374)	16,722

Stock awards granted to directors	8	1	140			141		141

Distributions to noncontrolling interests in subsidiaries						—	(600)	(600)

Net income (loss)				533		533	(134)	399

Dividends declared				(373)		(373)		(373)

Net unrealized gain on interest rate swap contracts					257	257	—	257

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(13)	(13)	—	(13)

Balance at April 30, 2024	7,458	75	32,215	(9,692)	1,043	23,641	(7,108)	16,533

Distributions to noncontrolling interests in subsidiaries						—	(240)	(240)

Net income				14,791		14,791	1,544	16,335

Dividends declared				(373)		(373)		(373)

Net unrealized loss on interest rate swap contracts					(427)	(427)	—	(427)

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(6)	(6)	—	(6)

Balance at July 31, 2024	7,458	$75	$32,215	$4,726	$610	$37,626	$(5,804)	$31,822

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

	Nine Months Ended
	July 31,
	2025	2024
	(In Thousands of Dollars)
Operating activities:
Net income	$2,021	$16,068
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss on sale of Maryland properties	—	171
Depreciation	2,195	2,249
Amortization	431	492
Stock based compensation expense	—	1
Stock awards granted to directors	140	141
Loss on investment in tenancy-in-common	13	143
Deferred rents - straight line rent	83	88
Bad debt expense	119	116
Accreted interest on investment in U.S. Treasury securities	(666)	(595)
Changes in operating assets and liabilities:
Tenants' security accounts	(67)	(40)
Accounts receivable, prepaid expenses and other assets	(360)	(191)
Accounts payable and accrued expenses	(16)	1,318
Deferred interest on mortgage	(222)	—
Deferred revenue	257	21
Net cash provided by operating activities	3,928	19,982
Investing activities:
Cash outlays from sale of Maryland properties, net	—	(171)
Purchase of U.S. Treasury securities	(37,414)	(26,759)
Proceeds from maturities of U.S. Treasury securities	46,861	34,002
Capital improvements - existing properties	(557)	(697)
Deferred leasing costs	(46)	(88)
Due from Pierre TIC for reimbursement of costs	—	(166)
Distribution from investment in tenancy-in-common	455	455
Net cash provided by investing activities	9,299	6,576
Financing activities:
Repayment of mortgages	(6,894)	(8,819)
Deferred financing costs	(170)	(207)
Dividends paid	(6,419)	(1,117)
Distributions to noncontrolling interests in subsidiaries	(644)	(1,020)
Net cash used in financing activities	(14,127)	(11,163)
Net (decrease) increase in cash, cash equivalents and restricted cash	(900)	15,395
Cash, cash equivalents and restricted cash, beginning of period	19,223	18,356
Cash, cash equivalents and restricted cash, end of period	$18,323	$33,751

Supplemental disclosure of cash flow data:
Interest paid	$5,390	$5,061

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$64	$107
Financing activities:
Dividends declared but not paid	$748	$373

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$14,604	$29,429
Tenants' security accounts	867	921
Funds held in post-closing escrow	—	189
Mortgage escrows (included in prepaid expenses and other assets)	2,852	3,212
Total cash, cash equivalents and restricted cash	$18,323	$33,751

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2024.

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

Note 3 – Dividends and earnings per share:

The FREIT Board of Directors (“Board”) declared a dividend of approximately $748,000 ($0.10 per share) in the third quarter of Fiscal 2025, which will be paid on September 12, 2025 to stockholders of record on August 29, 2025.

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

For the nine and three months ended July 31, 2025, only basic earnings per share is presented since there are no outstanding stock options or other diluted securities. For the nine and three months ended July 31, 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 3,000 and 4,000 shares, respectively, with no impact on earnings per share.

There were no anti-dilutive shares for the nine and three months ended July 31, 2024. Anti-dilutive shares consisted of out-of-the money stock options under the Equity Incentive Plan (See Note 12).

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $20,478,000 and $29,259,000, as of July 31, 2025 and October 31, 2024, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statements of income and reflected as accreted interest in the condensed consolidated statements of cash flows. For the nine months ended July 31, 2025 and 2024, this amounted to approximately $666,000 and $595,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the nine and three months ended July 31, 2025, FREIT recorded an unrealized gain of approximately $0 and $6,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. For the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $26,000 and $6,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 for further details.) For the nine and three months ended July 31, 2025, FREIT recorded an unrealized loss of approximately $207,000 and unrealized gain of $62,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $700,000 and $427,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of July 31, 2025, there was an asset of approximately $299,000 for the Station Place swap. As of October 31, 2024, there was an asset of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $17 million and $17.5 million at July 31, 2025 and October 31, 2024, respectively. For the nine and three months ended July 31, 2025, FREIT recognized a loss on investment in TIC of approximately $13,000 and $36,000, respectively, in the accompanying condensed consolidated statements of income. For the nine and three months ended July 31, 2024, FREIT recognized a loss on investment in TIC of approximately $143,000 and $96,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement expires on February 28, 2026.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $324,000 and $108,000 for the nine and three months ended July 31, 2025, respectively, and $318,000 and $108,000 for the nine and three months ended July 31, 2024, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $62,000 for both the nine and three months ended July 31, 2025 and $55,000 for both the nine and three months ended July 31, 2024.

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2025 and October 31, 2024, accounted for by the equity method:

	July 31,	October 31,
	2025	2024
	(In Thousands of Dollars)

Real estate, net	$72,201	$72,707
Cash and cash equivalents	532	1,442
Tenants' security accounts	548	528
Receivables and other assets	719	556
Total assets	$74,000	$75,233

Mortgages payable, net of unamortized debt issuance costs	$46,473	$47,362
Accounts payable and accrued expenses	570	229
Tenants' security deposits	547	529
Deferred revenue	189	172
Equity	26,221	26,941
Total liabilities & equity	$74,000	$75,233

FREIT's investment in TIC (65% interest)	$17,044	$17,512

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2025 and 2024, accounted for by the equity method:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$6,537	$6,416	$2,168	$2,173
Operating expenses	3,770	3,685	1,292	1,230
Depreciation	1,691	1,674	565	559
Operating income	1,076	1,057	311	384

Interest income	48	59	12	22
Sinatra expenses due to FREIT	—	(166)	—	(166)
Interest expense including amortization of deferred financing costs	(1,144)	(1,170)	(379)	(388)

Net loss	$(20)	$(220)	$(56)	$(148)

FREIT's share of loss on investment in TIC (65% interest)	$(13)	$(143)	$(36)	$(96)

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

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $1,000 and $0 for the nine and three months ended July 31, 2025, respectively, and $881,000 and $369,000 for the nine and three months ended July 31, 2024, respectively. These costs are included in operating expenses on the condensed consolidated statements of income.

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying condensed consolidated statements of income for the nine and three months ended July 31, 2024. The settlement triggered the following items:

●	A transaction break-up fee due to the originating third party broker of approximately $605,000 and a four-year litigation management fee of $750,000 due to Hekemian & Co., Inc.

●	Reimbursement of costs in connection with this transaction of $166,000 due to FREIT from the Pierre TIC.

●	Approximately $2.6 million of the litigation settlement, net of fees, comprising $4.5 million of the gross settlement income, less litigation and certain transaction expenses totaling approximately $1.9 million, was allocated to Westwood Hills, LLC. This allocation was based on the pro-rata share of the contracted sales prices among the selling companies. Of the net amount, approximately $1 million was FREIT’s share based on its 40% ownership of Westwood Hills, LLC.

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

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of July 31, 2025, approximately $7,087,000 of the Maryland Purchaser Escrow Payment has been released from escrow to the Maryland Sellers with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $171,000 and $0 for the nine and three months ended July 31, 2024, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released to Grande Rotunda. The sale of the Maryland Properties resulted in a net gain of approximately $67.4 million (as adjusted) (FREIT’s share was approximately $44.8 million) which includes approximately $7.1 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

Note 8 - Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) has been renewed and will expire on October 31, 2027. The Management Agreement is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,036,000 and $1,011,000 for the nine months ended July 31, 2025 and 2024, respectively, and $358,000 and $344,000 for the three months ended July 31, 2025 and 2024, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $312,000 and $449,000 for the nine months ended July 31, 2025 and 2024, respectively, and $110,000 and $133,000 for the three months ended July 31 2025 and 2024, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $181,000 and $177,000 for the nine months ended July 31, 2025 and 2024, respectively, and $168,000 and $117,000 for the three months ended July 31, 2025 and 2024, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred were approximately $60,000 and $89,000, for the nine months ended July 31, 2025 and 2024, respectively, and $25,000 and $0, for the three months ended July 31, 2025 and 2024, respectively. Fees incurred during Fiscal 2025 related to commissions to Hekemian & Co. for the following: $35,000 for the modification and extension of the loan on the Regency property; and $25,000 for the extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,000 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. The commissions for the renewal of FREIT’s line of credit and the modification and extension of the loans were accounted for as a deferred mortgage cost and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of July 31, 2025 and October 31, 2024. The commission related to the sale of the Rotunda Property was charged against the gain on sale of the Maryland Properties (See Note 7) in the accompanying condensed consolidated statement of income for the nine months ended July 31, 2024.

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

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including stock awards – See Note 12 for additional details) incurred by FREIT for the nine months ended July 31, 2025 and 2024 was approximately $515,000 and $515,000, respectively, for Robert S. Hekemian, Jr., $34,000 and $34,000, respectively, for Allan Tubin and $65,000 and $65,000, respectively, for David B. Hekemian. Director fee expense and/or executive compensation incurred by FREIT for the three months ended July 31, 2025 and 2024 was approximately $165,000 and $165,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $15,000 and $15,000, respectively, for David B. Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 9 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of July 31, 2025 and October 31, 2024:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	July 31, 2025	July 31, 2025	October 31, 2024
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ (A)	5/31/2027	6.75%	$8,739	$8,811
Berdan Court - Wayne, NJ	8/31/2029	3.54%	28,324	28,728
Westwood Hills - Westwood, NJ	9/1/2026	6.05%	24,887	25,136
Regency Club - Middletown, NY (B)	12/15/2027	6.05%	13,794	13,920
Station Place - Red Bank, NJ	12/15/2027	4.35%	11,094	11,281
Westwood Plaza - Westwood, NJ (C)	5/1/2026	8.50%	9,917	15,995
Preakness S/C - Wayne, NJ (D)	11/1/2025	5.00%	25,000	25,000
Total fixed rate mortgages payable			121,755	128,871
Total unamortized debt issuance costs			(605)	(799)
Total mortgages payable, net			$121,150	$128,072

(A)	On December 1, 2023, the mortgage secured by an apartment building located in River Edge, New Jersey came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.75% and monthly installments of principal and interest of approximately $58,016 are required.

(B)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan.

(D)	On August 1, 2025, the mortgage secured by the Preakness Shopping Center located in Wayne, New Jersey came due. Wayne PSC, LLC is working with the current lender of this loan, ConnectOne Bank, on a modification and extension of this loan for five (5) years with a potential pay down of approximately $5 million. While the bank is completing its due diligence, the bank has extended this loan for a 90-day period from a maturity date of August 1, 2025 to a maturity date of November 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification and extension of this loan is entered into, there can be no assurance this loan will be modified and extended.

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, is as follows:

Year Ending October 31,	Amount
2025	$7,198
2026	60,770	(a)
2027	9,655
2028	24,521
2029	26,505

Includes the following:

(a)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025. Wayne PSC, LLC is working with the current lender of this loan, ConnectOne Bank, on a modification and extension of this loan for five (5) years with a potential pay down of approximately $5 million. While the bank is completing its due diligence around this modification and extension, the bank has extended this loan for a 90-day period from a maturity date of August 1, 2025 to a maturity date of November 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification and extension of this loan is entered into, there can be no assurance this loan will be modified and extended.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2025 and October 31, 2024:

($ in Millions)	July 31, 2025	October 31, 2024

Fair Value	$118.2	$124.7
Carrying Value, Net	$121.2	$128.1

Fair values are estimated based on market interest rates at July 31, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three months ended July 31, 2025 and 2024. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,585	$5,921	$1,805	$1,857
Residential	16,269	15,588	5,466	5,320
Total real estate rental revenue	21,854	21,509	7,271	7,177

Real estate operating expenses:
Commercial	3,923	3,694	1,273	1,101
Residential	6,880	6,674	2,329	2,219
Total real estate operating expenses	10,803	10,368	3,602	3,320

Net operating income:
Commercial	1,662	2,227	532	756
Residential	9,389	8,914	3,137	3,101
Total net operating income	$11,051	$11,141	$3,669	$3,857

Recurring capital improvements - residential	$(357)	$(483)	$(154)	$(218)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$11,051	$11,141	$3,669	$3,857
Deferred rents - straight lining	(83)	(88)	(27)	(30)
Investment income	1,053	1,082	303	396
General and administrative expenses	(2,260)	(3,752)	(624)	(929)
Loss on investment in tenancy-in-common	(13)	(143)	(36)	(96)
Depreciation	(2,195)	(2,249)	(738)	(735)
Litigation settlement, net of fees	—	15,711	—	15,711
Net loss on sale of Maryland properties	—	(171)	—	—
Financing costs	(5,532)	(5,463)	(1,808)	(1,839)
Net income	2,021	16,068	739	16,335
Net loss (income) attributable to noncontrolling interests in subsidiaries	366	(1,256)	140	(1,544)
Net income attributable to common equity	$2,387	$14,812	$879	$14,791

Note 11 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2025. For the fiscal year ended October 31, 2024, FREIT has distributed 100% of its ordinary taxable income and 100% of its capital gain to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the nine and three months ended July 31, 2025 and 2024.

As of July 31, 2025, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2022 remain open to examination by the major taxing jurisdictions.

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

As of July 31, 2025, 419,709 shares are available for issuance under the Plan.

As of July 31, 2025, all options have been fully vested and exercised with no remaining compensation cost to be recognized. For the nine months ended July 31, 2025 and 2024, compensation expense related to stock options vested amounted to approximately $0 and $1,000, respectively. For the three months ended July 31, 2025 and 2024, there was no compensation expense related to stock options vested.

The following table summarizes stock option activity for the nine and three months ended July 31, 2024:

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of July 31, 2025, is as follows:

Year Ending October 31,	Amount
2025	$4,982
2026	5,136
2027	4,071
2028	2,984
2029	2,759
Thereafter	5,359
Total	$25,291

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three months ended July 31, 2025 and 2024 were not material.

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

The economic and financial environment: The U.S. unemployment and inflation rates have increased slightly from 4.1% and 2.6%, respectively, in October 2024 to 4.2% and 2.7%, respectively, in July 2025. While mortgage rates continue to remain at an elevated level, they are not at the peak levels seen earlier this year. After previously having lowered interest rates by a total of 1% in the latter half of 2024 from a previous interest rate of 5.5%, which was the highest rate level since 2001, the Federal Reserve has continued to hold the interest rate steady at 4.5%. The somewhat elevated inflation rate, which is above the Federal Reserve’s 2% target, coupled with uncertainty around the tariffs and the potential impact on economic growth and inflation has resulted in the Federal Reserve not adjusting its interest rates in 2025. However, the Federal Reserve is signaling it may be ready to lower interest rates in the latter part of this year but the pace and magnitude of these future cuts are still unclear, as they continue to balance inflation concerns against potential labor market downturns.

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

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to maintain higher occupancies and stronger net operating incomes, the vacancy rates at the Westwood Plaza and Preakness shopping centers remain elevated. Management, along with third-party advisors, is actively working to attract quality tenants and explore redevelopment options to revitalize these spaces. Additionally, the elevated interest rates and uncertainty around tariffs could have an adverse impact on the operating and financial performance of our existing commercial tenants.

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan will result in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On August 1, 2025, the mortgage in the amount of $25 million, secured by the Preakness Shopping Center located in Wayne, New Jersey, came due. Wayne PSC, LLC is working with the current lender of this loan, ConnectOne Bank, on a modification and extension of this loan for five (5) years with a potential pay down of approximately $5 million. While the bank is completing its due diligence, the bank has extended this loan for a 90-day period from a maturity date of August 1, 2025 to a maturity date of November 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification and extension of this loan is entered into, there can be no assurance this loan will be modified and extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024, have been applied consistently as of July 31, 2025, and for the nine and three months ended July 31, 2025 and 2024. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2025 (“Current Nine Months”) increased 1.6% to $21,771,000 compared to $21,421,000 for the nine months ended July 31, 2024 (“Prior Year’s Nine Months”). Real estate revenue for the three months ended July 31, 2025 (“Current Quarter”) increased 1.4% to $7,244,000 compared to $7,147,000 for the three months ended July 31, 2024 (“Prior Year’s Quarter”).

The increase in revenue of approximately $350,000 for the Current Nine Months was attributable to an increase from the residential segment of approximately $700,000 driven primarily by an increase in base rents across most properties while the average occupancy increased slightly from 96.2% in the Prior Year’s Nine Months to 96.9% in the Current Nine Months offset by a decrease from the commercial segment of approximately $350,000. The decline in the commercial segment was primarily driven by the following: (a) a decline in revenue at the Preakness and Westwood Plaza shopping centers of approximately $300,000 and $150,000, respectively, attributed to a decline in the average occupancy from 45.9% and 35.5%, respectively, in the Prior Year’s Nine Months to 43.8% and 29.8%, respectively, in the Current Nine Months; offset by (b) an increase in revenue at the Franklin Crossing shopping center of approximately $100,000 primarily attributed to an increase in revenue from common area maintenance costs due to an increase in the reimbursable costs in the Current Nine Months while the average occupancy declined slightly from 97.2% in the Prior Year’s Nine Months to 96.9% in the Current Nine Months.

The increase in revenue of approximately $100,000 for the Current Quarter was attributable to the following: (a) an increase from the residential segment of approximately $150,000 primarily driven by an increase in base rents across most properties while the average occupancy increased slightly from 96.8% in the Prior Year’s Quarter to 96.9% in the Current Quarter; offset by (b) a decrease from the commercial segment of approximately $50,000. The decline in the commercial segment was primarily driven by the following: (a) a decline in revenue at the Preakness shopping center of approximately $150,000 attributed to a decline in the average occupancy from 47.4% in the Prior Year’s Quarter to 44.8% in the Current Quarter; offset by (b) an increase in revenue at the Westwood Plaza shopping center of approximately $100,000 primarily attributed to the expiration of TJ Maxx’s one-year co-tenancy clause in March 2025.

Net income attributable to common equity (“net income-common equity”) for the Current Nine Months and Current Quarter was $2,387,000 ($0.32 per share basic and diluted) and $879,000 ($0.12 per share basic and diluted), compared to $14,812,000 ($1.99 per share basic and diluted) and $14,791,000 ($1.98 per share basic and diluted), for the Prior Year’s comparable periods.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2025 and 2024:

NON-GAAP NET INCOME COMPONENTS	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2025	2024	Change	2025	2024	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,579	$2,139	$(560)	$505	$726	$(221)
Residential properties	9,389	8,914	475	3,137	3,101	36
Total income from real estate operations	10,968	11,053	(85)	3,642	3,827	(185)

Financing costs:
Fixed rate mortgages	(5,168)	(5,061)	(107)	(1,679)	(1,718)	39
Mortgage cost amortization	(364)	(402)	38	(129)	(121)	(8)
Total financing costs	(5,532)	(5,463)	(69)	(1,808)	(1,839)	31

Investment income	1,053	1,082	(29)	303	396	(93)

General & administrative expenses:
Accounting fees	(324)	(344)	20	(104)	(106)	2
Legal and professional fees	(343)	(1,024)	681	(37)	(403)	366
Directors fees	(1,029)	(1,031)	2	(296)	(297)	1
Stock compensation expense	—	(1)	1	—	—	—
Corporate expenses	(564)	(1,352)	788	(187)	(123)	(64)
Total general & administrative expenses	(2,260)	(3,752)	1,492	(624)	(929)	305

Depreciation	(2,195)	(2,249)	54	(738)	(735)	(3)
Loss on investment in tenancy-in-common	(13)	(143)	130	(36)	(96)	60
Adjusted net income	2,021	528	1,493	739	624	115

Litigation settlement, net of fees	—	15,711	(15,711)	—	15,711	(15,711)
Net loss on sale of Maryland properties	—	(171)	171	—	—	—
Net income	2,021	16,068	(14,047)	739	16,335	(15,596)

Net loss (income) attributable to noncontrolling interests in subsidiaries	366	(1,256)	1,622	140	(1,544)	1,684

Net income attributable to common equity	$2,387	$14,812	$(12,425)	$879	$14,791	$(13,912)

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

Adjusted net income for the Current Nine Months and Current Quarter was net income of $2,021,000 ($0.27 per share basic and diluted) and $739,000 ($0.10 per share basic and diluted) compared to $528,000 ($0.07 per share basic and diluted) and $624,000 ($0.08 per share basic and diluted) for the Prior Year’s comparable periods. Adjusted net income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the litigation settlement, net of fees and a net loss on sale of Maryland Properties.

The increase in adjusted net income of approximately $1,500,000 for the Current Nine Months was primarily attributable to the following: (a) a decline in general and administrative expenses (“G&A”) of approximately $1,500,000 driven by a decrease in corporate expenses of approximately $800,000 related to costs incurred in the Prior Year’s Nine Months for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $700,000 due to the settlement of the Sinatra litigation in the Prior Year’s Nine Months; (b) an increase in revenue of approximately $350,000; and (c) an increase in income from the investment in the Pierre TIC of approximately $150,000; offset by (d) an increase in repairs and maintenance costs of approximately $200,000 primarily attributed to parking lot repairs in the Current Nine Months; (e) an increase in insurance costs of approximately $200,000 (FREIT’s share is $100,000); and (f) an increase in interest expense including amortization of deferred financing costs of approximately $100,000 primarily resulting from the extension and modification of the loans on the Regency and Steuben Arms properties, increasing the interest rates from 3.75% to 6.05% and 4.54% to 6.75%, respectively.

The increase in adjusted net income of approximately $100,000 for the Current Quarter was primarily attributable to the following: (a) a decline in G&A of approximately $300,000 driven by a decline in legal and professional expenses due to the settlement of the Sinatra litigation in the Prior Year’s Quarter; (b) an increase in revenue of approximately $100,000; and (c) an increase in income from the investment in the Pierre TIC of approximately $100,000; offset by (d) an increase in repairs and maintenance costs of approximately $200,000 primarily attributed to parking lot repairs; (e) an increase in insurance costs of approximately $100,000; and (f) a decrease in investment income of approximately $100,000 due to less funds being invested in U.S. Treasury securities in the Current Quarter.

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

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Nine Months Ended				Nine Months Ended				Nine Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$4,179	$4,348	$(169)	-3.9%	$15,989	$15,348	$641	4.2%	$20,168	$19,696
Reimbursements	1,378	1,448	(70)	-4.8%	5	(9)	14	155.6%	1,383	1,439
Other	28	125	(97)	-77.6%	275	249	26	10.4%	303	374
Total revenue	5,585	5,921	(336)	-5.7%	16,269	15,588	681	4.4%	21,854	21,509
Operating expenses	3,923	3,694	229	6.2%	6,880	6,674	206	3.1%	10,803	10,368
Net operating income	$1,662	$2,227	$(565)	-25.4%	$9,389	$8,914	$475	5.3%	11,051	11,141

Average Occupancy %	48.0%	50.9%		-2.9%	96.9%	96.2%		0.7%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(83)	(88)
Investment income	1,053	1,082
Litigation settlement, net of fees	—	15,711
Net loss on sale of Maryland properties	—	(171)
General and administrative expenses	(2,260)	(3,752)
Loss on investment in tenancy-in-common	(13)	(143)
Depreciation	(2,195)	(2,249)
Financing costs	(5,532)	(5,463)
Net income	2,021	16,068
Net loss (income) attributable to noncontrolling interests in subsidiaries	366	(1,256)
Net income attributable to common equity	$2,387	$14,812

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	July 31,		Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,406	$1,357	$49	3.6%	$5,379	$5,241	$138	2.6%	$6,785	$6,598
Reimbursements	398	403	(5)	-1.2%	(1)	2	(3)	-150.0%	397	405
Other	1	97	(96)	-99.0%	88	77	11	14.3%	89	174
Total revenue	1,805	1,857	(52)	-2.8%	5,466	5,320	146	2.7%	7,271	7,177
Operating expenses	1,273	1,101	172	15.6%	2,329	2,219	110	5.0%	3,602	3,320
Net operating income	$532	$756	$(224)	-29.6%	$3,137	$3,101	$36	1.2%	3,669	3,857

Average Occupancy %	47.6%	51.8%		-4.2%	96.9%	96.8%		0.1%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(27)	(30)
Investment income	303	396
Litigation settlement, net of fees	—	15,711
General and administrative expenses	(624)	(929)
Loss on investment in tenancy-in-common	(36)	(96)
Depreciation	(738)	(735)
Financing costs	(1,808)	(1,839)
Net income	739	16,335
Net loss (income) attributable to noncontrolling interests in subsidiaries	140	(1,544)
Net income attributable to common equity	$879	$14,791

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter decreased by 5.7% and 2.8%, respectively, and NOI decreased by 25.4% and 29.6%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Nine Months and Current Quarter decreased by 2.9% and 4.2%, respectively, as compared to the Prior Year’s comparable periods.

The decrease in revenue for the Current Nine Months was primarily driven by a decline in revenue at the Preakness and Westwood Plaza shopping centers of approximately $300,000 and $150,000, respectively, attributed to a decline in the average occupancy from 45.9% and 35.5%, respectively, in the Prior Year’s Nine Months to 43.8% and 29.8%, respectively, in the Current Nine Months; offset by an increase in revenue at the Franklin Crossing shopping center of approximately $100,000 primarily attributed to an increase in revenue from common area maintenance costs due to increased costs in the Current Nine Months while the average occupancy declined slightly from 97.2% in the Prior Year’s Nine Months to 96.9% in the Current Nine Months.

The decrease in NOI for the Current Nine Months was primarily attributed to the following: (a) a decline in revenue of approximately $350,000; (b) an increase in repairs and maintenance costs of approximately $100,000 primarily due to parking lot repairs; and (c) an increase in insurance costs of approximately $150,000 due to increased policy costs.

The decrease in revenue for the Current Quarter was primarily driven by the following: (a) a decline in revenue at the Preakness shopping center of approximately $150,000 attributed to a decline in the average occupancy from 47.4% in the Prior Year’s Quarter to 44.8% in the Current Quarter; offset by (b) an increase in revenue at the Westwood Plaza shopping center of approximately $100,000 primarily attributed to the expiration of TJ Maxx’s one-year co-tenancy clause in March 2025.

The decrease in NOI for the Current Quarter was primarily driven by the following: (a) an increase in insurance costs of approximately $100,000 due to increased policy costs; (b) a decline in revenue of approximately $50,000; and (c) an increase in repairs and maintenance costs of approximately $50,000 primarily due to parking lot repairs.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s commercial properties are considered same properties in the current fiscal year, refer to the preceding paragraphs for discussion of changes in same property results.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	11	118,388	$18.62	$18.18	2.4%	$—	$0.14

Non-comparable leases	—	—	$—	N/A	N/A	$—	$—

Total leasing activity	11	118,388

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 4.4% and 2.7%, respectively, and NOI increased by 5.3% and 1.2%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter increased by 0.7% and 0.1%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Nine Months was primarily attributable to an increase in base rents across most properties while the average occupancy increased slightly from 96.2% in the Prior Year’s Nine Months to 96.9% in the Current Nine Months. The increase in NOI for the Current Nine Months was primarily attributed to the following: (a) an increase in revenue of approximately $700,000; offset by (b) an increase in repairs and maintenance costs of approximately $100,000; (c) an increase in snow removal costs of approximately $50,000; and (d) an increase of insurance costs of approximately $50,000 due to increased policy costs.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across most properties while the average occupancy rate increased slightly from 96.8% in the Prior Year’s Quarter to 96.9% in the Current Quarter. The slight increase in NOI for the Current Quarter was primarily attributed to the following: (a) an increase in revenue of approximately $150,000; offset by (b) an increase in repairs and maintenance costs of approximately $130,000.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraphs for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,392 and $2,289, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $227,000 and $221,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2025	2024	2025	2024
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,168	$5,061	$1,679	$1,718
New	—	—	—	—
Total gross financing costs	5,168	5,061	1,679	1,718
Amortization of deferred financing costs	364	402	129	121
Total net financing costs	$5,532	$5,463	$1,808	$1,839

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Nine Months increased by approximately $69,000 or 1.3%, compared to the Prior Year’s Nine Months which was primarily attributable to the following: (a) an increase of approximately $190,000 resulting from the increase in the interest rate from 3.75% to 6.05% due to the extension and modification of the loan on the Regency property in December 2024; and (b) an increase of approximately $102,000 resulting from the increase in the interest rate from 4.54% to 6.75% due to the extension and modification of the loan on the Steuben Arms property in June 2024; offset by (c) a decrease of approximately $101,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; and (d) a decrease of approximately $86,000 resulting from the pay-off of the loan on the Boulders property in January 2024.

Total net financing costs for the Current Quarter decreased by approximately $31,000 or 1.7%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $102,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; offset by (b) an increase of approximately $78,000 resulting from the increase in the interest rate from 3.75% to 6.05% due to the extension and modification of the loan on the Regency property in December 2024.

INVESTMENT INCOME

Investment income for the Current Nine Months and Current Quarter was approximately $1,053,000 and $303,000, respectively, compared to $1,082,000 and $396,000, respectively, for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Nine Months and Current Quarter was approximately $2,260,000 and $624,000, respectively, compared to $3,752,000 and $929,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decrease in G&A for the Current Nine Months was driven by a decline in corporate expenses of approximately $800,000 primarily related to costs incurred in the Prior Year’s Nine Months for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $700,000 due to the settlement of the Sinatra litigation in the Prior Year’s Nine Months. The decline in G&A for the Current Quarter was primarily driven by a decrease in legal and professional expenses due to the settlement of the Sinatra litigation in the Prior Year’s Quarter.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $2,195,000 and $738,000, respectively, compared to $2,249,000 and $735,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $3,928,000 for the Current Nine Months as compared to approximately $19,982,000 for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2025, FREIT had cash, cash equivalents and restricted cash totaling approximately $18,323,000, compared to approximately $19,223,000 at October 31, 2024. The decrease in cash, cash equivalents and restricted cash in the Current Nine Months of approximately $900,000 was primarily attributable to net cash used in financing activities of $14,127,000, offset by net cash provided by investing activities of approximately $9,299,000 and net cash provided by operating activities of approximately $3,928,000. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $37,414,000; (b) repayment of mortgages of approximately $6,894,000 (which includes the pay down of the loan on the Westwood Plaza shopping center); (c) dividends paid in excess of cash provided by operating activities of approximately $2,491,000; and (d) distributions to noncontrolling interests in subsidiaries of approximately $644,000; offset by (e) proceeds received from maturities of U.S. Treasury securities of approximately $46,861,000.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2025 and October 31, 2024, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: FREIT’s Board of Directors (“Board”) declared a dividend of approximately $748,000 ($0.10 per share) in the third quarter of Fiscal 2025, which will be paid on September 12, 2025 to stockholders of record on August 29, 2025. FREIT’s Board will continue to evaluate the dividend on a quarterly basis.

As of July 31, 2025, FREIT’s aggregate outstanding mortgage debt was $121.8 million, which bears a weighted average interest rate of 5.35% and an average life of approximately 1.8 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2025	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$0.0	$59.1 (A)	$8.6	$23.8	$26.0

Includes the following:

(A)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million had a maturity date of August 1, 2025. Wayne PSC, LLC is working with the current lender of this loan, ConnectOne Bank, on a modification and extension of this loan for five (5) years with a potential pay down of approximately $5 million. While the bank is completing its due diligence, the bank has extended this loan for a 90-day period from a maturity date of August 1, 2025 to a maturity date of November 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification and extension of this loan is entered into, there can be no assurance this loan will be modified and extended. (See Note 9 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2025 and October 31, 2024:

($ in Millions)	July 31, 2025	October 31, 2024

Fair Value	$118.2	$124.7
Carrying Value, Net	$121.2	$128.1

Fair values are estimated based on market interest rates at July 31, 2025 and October 31, 2024 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2025, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $2 million, and a 1% decrease would increase the fair value by $2.1 million.

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan will result in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

On August 1, 2025, the mortgage in the amount of $25 million, secured by the Preakness Shopping Center located in Wayne, New Jersey, came due. Wayne PSC, LLC is working with the current lender of this loan, ConnectOne Bank, on a modification and extension of this loan for five (5) years with a potential pay down of approximately $5 million. While the bank is completing its due diligence, the bank has extended this loan for a 90-day period from a maturity date of August 1, 2025 to a maturity date of November 1, 2025 under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification and extension of this loan is entered into, there can be no assurance this loan will be modified and extended. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

Interest rate swap contract: To reduce interest rate volatility, FREIT uses a “pay fixed, receive floating” interest rate swap to convert floating interest rates to fixed interest rates over the term of a certain loan. FREIT enters into an interest rate swap contract with a counterparty that is usually a high-quality commercial bank. In essence, FREIT agrees to pay its counterparty a fixed rate of interest on a dollar amount of notional principal (which generally corresponds to FREIT’s mortgage debt) over a term equal to the term of the mortgage note. FREIT’s counterparty, in return, agrees to pay FREIT a short-term rate of interest - generally SOFR (“Secured Overnight Financing Rate”) - on that same notional amount over the same term as the mortgage note.

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($11,094,000 at July 31, 2025). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 9 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2025, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $299,000 for the Station Place swap, which amount has been included in FREIT’s condensed consolidated balance sheet as at July 31, 2025. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the nine and three months ended July 31, 2025, FREIT recorded an unrealized loss of approximately $207,000 and unrealized gain of approximately $62,000, respectively, in the condensed consolidated statements of comprehensive income. For the nine and three months ended July 31, 2024, FREIT recorded an unrealized loss of approximately $700,000 and $427,000, respectively, in the condensed consolidated statements of comprehensive income.

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

	For the Nine Months Ended July 31,				For the Three Months Ended July 31,
	2025		2024		2025		2024
	(In Thousands, Except Per Share)				(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$2,021		$16,068		$739		$16,335
Depreciation of consolidated properties	2,195		2,249		738		735
Amortization of deferred leasing costs	67		90		22		26
Distributions to non-controlling interests	(480	)(b)	(420	)(c)	—	(b)	(240)
Litigation settlement, net of fees	—		(15,711)		—		(15,711)
Net loss on sale of Maryland properties	—		171		—		—
Adjustment to loss on investment in tenancy-in-common for depreciation	1,100		1,088		368		363
FFO	$4,903		$3,535		$1,867		$1,508

Per Share - Basic and Diluted	$0.66		$0.47		$0.25		$0.20

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $165,000 and $2,000 for the nine and three months ended July 31, 2025, respectively, related to the sale of the Rotunda and Damascus properties located in Maryland in a prior year.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million for the nine months ended July 31, 2024 related to the sale of the Rotunda property located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$4,903		$3,535		$1,867		$1,508
Deferred rents (Straight lining)	83		88		27		30
Capital Improvements - Apartments	(357)		(483)		(154)		(218)
AFFO	$4,629		$3,140		$1,740		$1,320

Per Share - Basic and Diluted	$0.62		$0.42		$0.23		$0.18

Weighted Average Shares Outstanding:
Basic	7,468		7,454		7,471		7,458
Diluted	7,468		7,457		7,471		7,462

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2025. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2025, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 12, 2025
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)