Form 10-K
period 2025-10-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2026-01-29
CIK 36840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

The aggregate market value of the registrant’s shares of common stock held by non-affiliates was approximately $100.1 million. Computation is based on the adjusted closing sales price of such shares as quoted on the over-the-counter-market on April 30, 2025, the last business day of the registrant’s most recently completed second quarter. As of January 29, 2026, the number of shares of common stock outstanding was 7,471,344.

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

Fiscal Year 2025 Developments

(i)	FINANCINGS

(a)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. The outstanding balance of this loan as of February 1, 2024 was approximately $16,458,000, payable based on monthly installments of principal and interest of approximately $166,727, and bearing interest at a fixed rate of 8.5%. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

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

(b)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(c)	On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness Shopping Center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(b)	Financial Information about Segments

FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants and are managed separately because each requires different operating strategies and management expertise. Segment information for the three years ended October 31, 2025 is included in Note 13 “Segment Information” to FREIT’s consolidated financial statements.

(c)	Narrative Description of Business

FREIT was founded and organized for the principal purpose of acquiring, developing, and owning a portfolio of diverse income producing real estate properties. FREIT’s developed properties include residential apartment communities and commercial properties that consist of multi and single tenanted properties. Our properties are located in New Jersey and New York. We also currently own approximately 7.37 acres of unimproved land in New Jersey. See Item 2 “Properties - Portfolio of Investments.”

FREIT elected to be taxed as a REIT under the Internal Revenue Code. FREIT operates in such a manner as to qualify for taxation as a REIT in order to take advantage of certain favorable tax aspects of the REIT structure. Generally, a REIT will not be subject to federal income taxes on that portion of its ordinary income or capital gain that is currently distributed to its equity holders.

As an equity REIT, we have generally acquired interests in income producing properties to be held as long-term investments. FREIT’s return on such investments is based on the income generated by such properties mainly in the form of rents.

From time to time, FREIT has sold, and may sell again in the future, certain of its properties in order to (i) obtain capital used or to be used to purchase, develop or renovate other properties which we believe will provide a higher rate of return and increase the value of our investment portfolio, and (ii) divest properties which FREIT has determined or determines are no longer compatible with our growth strategies and investment objectives for our real estate portfolio. FREIT seeks to maximize stockholder value through strategic asset management and divestitures. In that regard, FREIT actively evaluates credible acquisition proposals for its properties and explores all viable strategies.

We do not hold any patents, registered trademarks, or licenses.

Portfolio of Real Estate Investments

At October 31, 2025, FREIT’s real estate holdings included (i) six (6) multi-family apartment buildings or complexes containing a total of 792 apartment units, (ii) a 65% tenancy-in-common undivided interest in the Pierre Towers property (See Item 1 “Investment in tenancy in common” of this Annual Report for additional details), (iii) five (5) commercial properties containing a total of approximately 589,000 square feet of leasable space, including one (1) one-acre parcel subject to a ground lease and (iv) three (3) parcels of undeveloped land consisting of approximately 7.37 acres in total. FREIT and its subsidiaries own all such properties in fee simple. See Item 2 “Properties - Portfolio of Investments” of this Annual Report for a description of FREIT’s separate investment properties and certain other pertinent information with respect to such properties that is relevant to FREIT’s business.

Investment in Subsidiaries

The consolidated financial statements (See Note 1 to the Consolidated Financial Statements included in this Form 10-K) include the accounts of the following subsidiaries of FREIT:

Westwood Hills, LLC (“Westwood Hills”): FREIT owns a 40% membership interest in Westwood Hills, which owns and operates a 210-unit residential apartment complex located in Westwood, New Jersey.

Wayne PSC, LLC (“Wayne PSC”): FREIT owns a 40% membership interest in Wayne PSC, which owns a 322,000 square foot shopping center located in Wayne, New Jersey.

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

Grande Rotunda, LLC (“Grande Rotunda”): FREIT owns a 60% membership interest in Grande Rotunda, which owned the Rotunda Property sold in December 2021.

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

Employees

On October 31, 2025, there were nineteen (19) full-time employees and three (3) part-time employees who work solely at the properties owned by FREIT and its subsidiaries (including the Pierre TIC). The number of part-time employees varies seasonally.

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

Management Agreement

On April 10, 2002, FREIT and Hekemian & Co. executed a Management Agreement whereby Hekemian & Co. would continue as managing agent for FREIT. The Management Agreement automatically renews for successive periods of two years unless either party gives not less than six (6) months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2027. Hekemian & Co. currently manages all the properties owned by FREIT and its affiliates. However, FREIT may retain other managing agents to manage properties acquired after April 10, 2002 and to perform various other duties such as sales, acquisitions, and development with respect to any or all properties. Hekemian & Co. does not serve as the exclusive property acquisition advisor to FREIT and is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for its own account. The Management Agreement includes a detailed schedule of fees for those services, which Hekemian & Co. may be called upon to perform. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 2.5 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT.

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

Real Estate Financing

FREIT funds acquisition opportunities and the development of its real estate properties largely through debt financing, including mortgage loans collateralized by certain of its properties. At October 31, 2025, FREIT’s aggregate outstanding mortgage debt was $121.3 million, which bears a weighted average interest rate of 5.34% and an average life of 1.6 years. See the tables in Item 2, “Properties - Portfolio of Investments” for the outstanding mortgage balances at October 31, 2025 with respect to each of these properties.

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

(A)	General Factors Affecting Investment in Commercial and Apartment Properties; Effect of Economic and Real Estate Conditions

The revenues and value of FREIT’s commercial and residential apartment properties may be adversely affected by a number of factors, including, without limitation, public health crises, epidemics and pandemics; the national economic climate (including rising interest rates and inflation); the regional economic climate (which may be adversely affected by plant closings, industry slow-downs and other local business factors); local real estate conditions (such as an oversupply of retail space or apartment units); perceptions by retailers or shoppers of the security, safety, convenience and attractiveness of a shopping center; perception by residential tenants of the safety, convenience and attractiveness of an apartment building or complex; the proximity and the number of competing shopping centers and apartment complexes; the availability of recreational and other amenities and the willingness and ability of the owner to provide capable management and adequate maintenance. In addition, other factors may adversely affect the fair market value of a commercial property or apartment building or complex without necessarily affecting the revenues, including changes in government regulations (such as limitations on development or on hours of operation), changes in tax laws or rates and potential environmental or other legal liabilities.

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

FREIT believes that its revenues and earnings, its ability to meet its debt obligations and its funds available for distribution to stockholders would be adversely affected if space in FREIT's multi-store shopping center properties could not be leased or if anchor store tenants or satellite tenants failed to meet their lease obligations. As of October 31, 2025, the following table lists the five (5) largest commercial tenants, which account for approximately 63.9% of FREIT’s leased commercial rental space and 49.3% of fixed commercial rents.

Tenant	Center	Sq. Ft.	% of Fixed Revenue (1)
Stop & Shop Supermarket Co.	Preakness	61,020	13.2%
Stop & Shop Supermarket Co.	Franklin Crossing	48,673	17.8%
TJ Maxx (2)	Westwood Plaza	28,480	7.1%
T-Bowl, Inc. (3)	Preakness	27,195	6.7%
CVS	Preakness	8,950	4.5%

(1) This table represents annualized fixed rental income and does not include rent from tenants paying based on percentage rent.

(2) Pursuant to a co-tenancy clause within FREIT's lease agreement with TJ Maxx, if for any period of more than 180 consecutive days from the date that Kmart is not open for business, then the co-tenancy clause goes into effect for a one year period.  During this time, TJ Maxx had the option to either (a) pay rent equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month or (b) TJ Maxx could have terminated their lease.  Effective March 28, 2024, TJ Maxx elected the option to pay rent equal to the lesser of either the monthly installment of minimum rent which otherwise would have been payable for said month or 2% of Gross Sales for said month.  This co-tenancy period expired on March 27, 2025. Thus, the 7.1% of fixed revenue for TJ Maxx only includes fixed rental revenue recognized from March 28, 2025 through October 31, 2025 and does not include percentage rent revenue recognized in the amount of approximately $116,000 from November 1, 2024 through March 27, 2025.

(3)  Since the shutdown for several months in Fiscal 2020 due to the effects of the COVID-19 pandemic, this tenant has not paid full base rent and additional rent. Rental revenue for this tenant of approximately $279,000, $218,000 and $308,000 during the fiscal years ended October 31, 2025, 2024 and 2023, respectively, was not recognized as revenue in the respective year, as amounts were not deemed collectible.

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

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store at our Westwood Plaza shopping center located in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart was due to expire on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. After reviewing the Kmart space, management determined that the space has a fair market rental rate of between $15 and $24 per square foot. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, the higher rent potentially realizable equates to annual revenues in excess of approximately $930,000 to $1,685,000. FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. For the fiscal year ended October 31, 2025 (“Fiscal 2025”) and for the fiscal year ended October 31, 2024 (“Fiscal 2024”), Westwood Plaza’s losses of base rent from Kmart’s lease (including rents paid per co-tenancy clause) were approximately $474,000 and $570,000, respectively. As management is unable to predict the length of time it may take to re-lease this space, the Westwood Plaza shopping center will continue to incur losses of annual base rent revenues of approximately $330,000 until such time as this space is re-leased. (See Note 16 to FREIT’s consolidated financial statements for further details.)

There were no other material lease expirations during Fiscal 2025 and Fiscal 2024.

(D)	Illiquidity of Real Estate Investments; Possibility that Value of FREIT's Interests may be less than its Investment

Equity real estate investments are relatively illiquid. Accordingly, the ability of FREIT to vary its portfolio in response to changing economic, market or other conditions is limited. Also, FREIT's interests in its partially owned subsidiaries are subject to transfer constraints imposed by the operating agreements, which govern FREIT’s investment in these partially owned subsidiaries. Even without such restrictions on the transfer of its interests, FREIT believes that there would be a limited market for its interests in these partially owned subsidiaries.

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

Adverse Changes in General Economic Climate: FREIT derives the majority of its revenues from renting apartments to individuals or families, and from retailers renting space at its shopping centers. Over the past several years, there have been many factors aiding in economic growth in the United States such as: (a) improvement in the housing market; (b) increased consumer confidence to push spending modestly higher; (c) improvements in private sector employment; and (d) improved credit availability. However, there have been many factors impacting long-term economic growth, including, without limitation: (i) continued political gridlock in the federal government; (ii) regulatory uncertainties; (iii) continued infrastructure deterioration; (iv) increasing concerns regarding terrorism; (v) rising healthcare costs; (vi) the impact of trade policies and tariffs; and (vii) rising energy, wages and consumer prices which previously resulted in an increase in inflation along with an increase in interest rates.

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

Development and construction risks: From time to time, FREIT engages in the development and construction of property. Development and construction activities are challenged with the following risks, which may adversely affect FREIT’s cash flow:

●	financing may not be available in the amounts FREIT seeks, or may not be on favorable terms;
●	long-term financing may not be available upon completion of the construction;
●	failure to complete construction on schedule or within budget may increase debt service costs and construction costs; and
●	abandoned project costs could result in an impairment loss.

Debt financing could adversely affect income and cash flow: FREIT relies on debt financing to fund its operations and development activities. To the extent third party debt financing is not available on acceptable terms, FREIT’s operations and development and construction activities will be adversely affected.

As of October 31, 2025, FREIT had approximately $121.3 million of non-recourse fixed interest rate mortgage debt, and no non-recourse variable interest rate mortgage debt. These mortgages are being repaid over periods (amortization schedules) that are longer than the terms of the mortgages. Accordingly, when the mortgages become due (at various times), significant balloon payments (the unpaid principal amounts) will be required. FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options available to FREIT or its subsidiaries when their terms expire. To this extent, FREIT has exposure to capital availability and interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required and/or refinancing proceeds may be less than the amount of the mortgage debt being retired. To the extent FREIT is unable to refinance its indebtedness on acceptable terms, FREIT might need to dispose of one or more of its properties upon disadvantageous terms.

FREIT’s revolving $13 million credit line (of which $13 million was available as of October 31, 2025), and several of its loan agreements require FREIT or its subsidiaries to meet or maintain certain financial covenants that could restrict FREIT’s acquisition activities and result in a default on these loans if FREIT fails to satisfy these covenants. (See Note 5 to FREIT’s consolidated financial statements.)

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

Qualification as a REIT: Since its inception in 1961, FREIT has elected to qualify as a REIT for federal income tax purposes, and will continue to operate in such a manner as to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of highly technical and complex provisions of the Internal Revenue Code. Governmental legislation, new regulations, and administrative interpretations may significantly change the tax laws with respect to the requirements for qualification as a REIT, or the federal income tax consequences of qualifying as a REIT. Although FREIT intends to continue to operate in a manner to allow it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election or fail to qualify as a REIT. Such a revocation would subject FREIT’s income to federal income tax at regular corporate rates, and failure to qualify as a REIT would eliminate the requirement that FREIT pay dividends to its stockholders.

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

Residential Apartment Properties as of October 31, 2025:
Property & Location	Year Acquired	No. of Units	Average Annual Occupancy Rate for the Year Ended 10/31/25	Average Monthly Rent per Unit @ 10/31/25*	Average Monthly Rent per Unit @ 10/31/24*	Mortgage Balance ($000) @ 10/31/25	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/25

Berdan Court (1)	1965	176	95.9%	$2,431	$2,338	$28,190	$1,310
Wayne, NJ

Regency Club	2014	132	97.5%	$2,245	$2,111	$13,754 (4)	$16,315
Middletown, NY

Steuben Arms	1975	100	97.3%	$2,059	$2,010	$8,715 (5)	$821
River Edge, NJ

Westwood Hills (2)	1994	210	96.3%	$2,596	$2,536	$24,803	$7,567
Westwood, NJ

Boulders	2006	129	96.6%	$2,709	$2,594	None	$13,194
Rockaway, NJ

Station Place (3)	2017	45	97.2%	$3,420	$3,478	$11,030	$17,488
Red Bank, NJ

* Average monthly rent per unit excludes the impact of rent concessions and abatements.

(1) Berdan Court is 100% owned by Berdan Court, LLC, which is 100% owned by FREIT.

(2) FREIT owns a 40% equity interest in Westwood Hills, LLC, which owns 100% of the Westwood Hills property.

(3) Station Place is 100% owned by Station Place on Monmouth, LLC, which is 100% owned by FREIT.

(4) On December 15, 2024, the mortgage and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. See Note 5 to FREIT’s consolidated financial statements for additional details.

(5) On December 1, 2023, the mortgage came due. Provident Bank extended the initial maturity date of this loan for a 90-day period with a maturity date of March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement. On May 1, 2024, FREIT entered into a loan extension and modification agreement with Provident Bank, effective June 1, 2024, with a then outstanding loan balance of approximately $8.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to May 31, 2027, requires monthly installments of principal and interest of approximately $58,016 and is based on a fixed interest rate of 6.75%. See Note 5 to FREIT's consolidated financial statements for further details.

Commercial Properties as of October 31, 2025:
Property & Location	Year Acquired	Leasable Space- Approximate Sq.Ft.	Average Annual Occupancy Rate for the Year Ended 10/31/25	Average Annualized Rent per Sq. Ft. @ 10/31/25*	Average Annualized Rent per Sq. Ft. @ 10/31/24*	Mortgage Balance ($000) @ 10/31/25	Depreciated Cost of Land, Buildings & Equipment ($000) @ 10/31/25

Glen Rock, NJ	1962	4,672	100.0%	$21.53	$22.01	None (1)	$39

Franklin Crossing	1966 (2)	87,659	96.8%	$23.31	$22.70	None (1)	$5,731
Franklin Lakes, NJ

Westwood Plaza	1988	174,275	29.1%	$19.45	$16.21	$9,808 (4)	$7,217
Westwood, NJ

Preakness Center (3)	2002	322,142	44.7%	$14.85	$15.45	$25,000 (5)	$20,591
Wayne, NJ

Rockaway, NJ	1964/1963	1 Acre	100.0%	N/A	N/A	None	$114
		Land lease

* Average annualized rent per sq. ft. includes the impact of straight-line rent adjustments.

(1) These properties are security for draws against FREIT's line of credit.  (See Note 5 to FREIT’s consolidated financial statements for additional details.)

(2) The original 33,000 sq. ft. shopping center was replaced with a new 87,659 sq. ft. center that opened in October 1997.

(3) FREIT owns a 40% equity interest in Wayne PSC, LLC, that owns the center.

(4) On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. The outstanding balance of this loan as of February 1, 2024 was approximately $16,458,000, payable based on monthly installments of principal and interest of approximately $166,727, and bearing interest at a fixed rate of 8.5%.  Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement. Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan will result in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 5 to FREIT’s consolidated financial statements for further details.)

(5) On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness Shopping Center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Supplemental Segment Information:

Commercial lease expirations at October 31, 2025 assuming none of the tenants exercise renewal options:
				Annual Rent of Expiring Leases
Year Ending	Number of	Expiring Leases	Percent of
October 31,	Expiring Leases	Sq. Ft.	Commercial Sq. Ft.	Total	Per Sq. Ft.

Month to month	7	34,801	12.8%	$550,815	$15.83
2026	9	17,688	6.5%	$387,273	$21.89
2027	14	83,927	30.8%	$1,846,088	$22.00
2028	4	6,858	2.5%	$200,962	$29.30
2029	2	4,786	1.8%	$134,620	$28.13
2030	5	9,680	3.5%	$316,517	$32.70
2031	4	95,943	35.2%	$1,258,809	$13.12
2032	2	4,249	1.6%	$104,196	$24.52
2033	4	13,176	4.8%	$416,856	$31.64
2034	1	1,737	0.6%	$49,678	$28.60

Vacant Land as of October 31, 2025:

Vacant Land			Permitted Use Per	Acreage Per
Location (1)	Acquired	Current Use	Local Zoning Laws	Parcel
Franklin Lakes, NJ	1966	None	Residential	4.27
Wayne, NJ	2002	None	Commercial	2.1
Rockaway, NJ	1964	None	Residential	1.0

(1)       All of the above land is unencumbered, except as noted elsewhere.

FREIT believes that it has a diversified portfolio of residential and commercial properties. FREIT does not derive 10% or greater of its total consolidated revenue from any single lease agreement.

In Fiscal 2025, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 20.2% and 15.9%, respectively, of total consolidated revenue. In Fiscal 2024, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 19.2% and 16%, respectively, of total consolidated revenue. For the fiscal year ended October 31, 2023, FREIT had two (2) properties that contributed over 15% of FREIT’s total consolidated revenue: within the residential segment, the Westwood Hills property and the Berdan Court property, which accounted for 18.4% and 15.1%, respectively, of total consolidated revenue.

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

As of October 31, 2025, FREIT and its subsidiaries’ commercial properties have five (5) anchor/major tenants, which account for approximately 63.9% of the space leased. The balance of the space is leased to forty-seven (47) satellite tenants. The following table lists the anchor/major tenants at each center and the number of satellite tenants:

				No. of
Commercial Property		Net Leasable		Additional/Satellite
Shopping Center (SC)		Space	Anchor/Major Tenants	Tenants

Franklin Crossing	(SC)	87,659	Stop & Shop Supermarket Co.	19
Franklin Lakes, NJ
Westwood Plaza	(SC)	174,275	TJ Maxx	9
Westwood, NJ
Preakness Center (1)	(SC)	322,142	Stop & Shop Supermarket Co.	17
Wayne, NJ			CVS
			T-Bowl, Inc. (2)

Glen Rock, NJ	(SC)	4,672	—	2

(1) FREIT has a 40% interest in this property.

(2) See “Renewal of leases and Reletting of Space” for additional details.

With respect to most of FREIT’s commercial properties, lease terms range from five (5) years to twenty-five (25) years with options, which if exercised would extend the terms of such leases. The lease agreements generally provide for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. During the last three (3) completed fiscal years, occupancy at FREIT’s commercial properties averaged 54.5%, which represents the actual “physical” occupancy rate (based upon possession and use of leased space). The higher vacancy rate is primarily driven by the elevated vacancy rates at the Westwood Plaza and Preakness Shopping centers.

Leases for FREIT’s apartment buildings and complexes are usually one to two years in duration. Even though the residential units are leased on a short-term basis, FREIT has averaged, during the last three (3) completed fiscal years, a 96.5% occupancy rate with respect to FREIT’s available apartment units.

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

Shares

FREIT has the authority to issue 25,000,000 shares, consisting of 20,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. FREIT’s only authorized, issued and outstanding class of equity is common stock (“Shares”). As of January 29, 2026, there were approximately 500 holders of record of the Shares.

The Shares are traded in the over-the-counter market through use of the OTC Pink Market (the “OTC Pink”) provided by the Financial Industry Regulatory Authority, Inc. (“FINRA”). FREIT does not believe that an active United States public trading market exists for the Shares since historically only small volumes of the Shares are traded on a sporadic basis. The following table sets forth, at the end of the periods indicated, the Bid and Asked quotations for the Shares on the OTC Pink.

	Bid	Asked
Fiscal Year Ended October 31, 2025
First Quarter	$17.00	$17.50
Second Quarter	$16.79	$16.99
Third Quarter	$14.14	$15.00
Fourth Quarter	$13.15	$13.40

	Bid	Asked
Fiscal Year Ended October 31, 2024
First Quarter	$15.65	$16.50
Second Quarter	$14.96	$16.74
Third Quarter	$17.75	$17.95
Fourth Quarter	$17.21	$18.00

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

Dividends

The holders of Shares are entitled to receive distributions as may be declared by the FREIT Board of Directors (“Board”). Dividends may be declared from time to time by the Board and may be paid in cash, property, or Shares. The Board’s present policy is to distribute annually at least ninety percent (90%) of FREIT’s REIT taxable income as dividends to the holders of Shares in order to qualify as a REIT for federal income tax purposes. Distributions are made on a quarterly basis. For Fiscal 2025, 2024 and 2023, FREIT paid/declared an annual dividend of $0.36 per share, $0.85 per share and $0.45 per share, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions to Stockholders.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6	[RESERVED]

BALANCE SHEET DATA:
As At October 31,	2025	2024	2023	2022	2021
	(In Thousands)
Total assets	$149,874	$162,264	$159,115	$178,649	$346,105

Mortgage loans	$121,300	$128,871	$138,179	$139,217	$301,276

Common equity	$34,039	$33,363	$24,516	$25,909	$36,573

Weighted average shares outstanding:
Basic	7,469	7,455	7,441	7,055	7,019
Diluted	7,469	7,459	7,447	7,132	7,022

INCOME STATEMENT DATA:
Years Ended October 31,	2025	2024	2023	2022	2021
	(In Thousands of Dollars, Except Per Share Amounts)
Revenue from real estate operations	$29,317	$28,678	$28,344	$31,271	$50,291

Expenses:
Real estate operating expenses	14,250	13,745	13,754	15,281	22,294
General and administrative expenses	2,892	4,419	4,243	5,003	5,195
Depreciation	2,965	2,981	2,944	3,995	9,300
Total expenses	20,107	21,145	20,941	24,279	36,789

Investment income	1,351	1,560	1,013	358	116
Litigation settlement, net of fees	—	15,673	—	—	—
Net (loss) gain on sale of Maryland properties	—	(356)	(1,003)	68,771	—
Net realized gain on Wayne PSC interest rate swap termination	—	—	—	1,415	—
Loss on investment in tenancy-in-common	(135)	(170)	(271)	(228)	(295)
Interest expense including amortization of deferred financing costs	(7,280)	(7,307)	(7,717)	(8,064)	(12,276)
Net income (loss)	3,146	16,933	(575)	69,244	1,047

Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,335	(23,252)	(120)
Net income attributable to common equity	$3,509	$15,852	$760	$45,992	$927

Earnings per share - basic	$0.47	$2.13	$0.10	$6.52	$0.13
Earnings per share - diluted	$0.47	$2.13	$0.10	$6.45	$0.13

Cash dividends declared per common share	$0.36	$0.85	$0.45	$9.20	$0.25

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The economic and financial environment: The U.S. unemployment and inflation rates have risen from 4.1% and 2.6% in October 2024 to 4.4% and 3.0% in October 2025, reflecting a cooling labor market and persistent price pressures. Inflation has been driven partly by tariff-related cost increases, which have raised prices for goods such as apparel and durable goods, while services inflation remains elevated. Mortgage rates, though still high compared to pre-2022 levels, have eased from their January peak of about 7% to roughly 6.0% to 6.3% for 30-year fixed rate loans, improving affordability slightly. Economic growth has been uneven: real GDP contracted by 0.6% in the first quarter of 2025 but rebounded to 3.8% in the second quarter of 2025, supported by consumer spending and reduced imports, though forecasts point to slower growth near 1.7% to 1.9% for the full year. During the latter portion of 2025, the Federal Reserve cut its policy rate three times—from 4.5% to 3.75%, marking the first reductions since December 2024, in response to labor market softening and tariff uncertainty.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units and existing renewals remain generally stable across much of the portfolio, we are seeing a modest but noticeable easing in market strength compared to prior quarters. This stability should meaningfully contribute to FREIT’s income over time but it is uncertain what impact elevated interest rates and tariffs may have on these properties over the next year.

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

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. The outstanding balance of this loan as of February 1, 2024 was approximately $16,458,000, payable based on monthly installments of principal and interest of approximately $166,727, and bearing interest at a fixed rate of 8.5%. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

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

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness Shopping Center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center located in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2025 and 2024, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements which is presented elsewhere in this Form 10-K, have been applied consistently as of October 31, 2025 and 2024, and for the fiscal years ended October 31, 2025, 2024 and 2023. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

Results of Operations:

Fiscal Years Ended October 31, 2025 and 2024

Summary revenues and net income for the fiscal years ended October 31, 2025 (“Fiscal 2025”) and October 31, 2024 (“Fiscal 2024”) are as follows:

	Years Ended October 31,
	2025	2024	Change
	(in thousands, except per share amounts)
Real estate revenues:
Commercial properties	$7,541	$7,777	$(236)
Residential properties	21,776	20,901	875
Total real estate revenues	29,317	28,678	639

Operating expenses:
Real estate operating expenses	14,250	13,745	505
General and administrative expenses	2,892	4,419	(1,527)
Depreciation	2,965	2,981	(16)
Total operating expenses	20,107	21,145	(1,038)

Investment income	1,351	1,560	(209)
Net loss on sale of Maryland properties	—	(356)	356
Litigation settlement, net of fees	—	15,673	(15,673)
Loss on investment in tenancy-in-common	(135)	(170)	35
Financing costs	(7,280)	(7,307)	27
Net income	3,146	16,933	(13,787)

Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,444
Net income attributable to common equity	$3,509	$15,852	$(12,343)

Earnings per share:
Basic and diluted	$0.47	$2.13	$(1.66)

Weighted average shares outstanding:
Basic	7,469	7,455
Diluted	7,469	7,459

Real estate revenue for Fiscal 2025 increased 2.2% to $29,317,000 compared to $28,678,000 for Fiscal 2024. The increase in revenue for Fiscal 2025 of approximately $650,000 was attributable to an increase from the residential segment of approximately $900,000 driven primarily by an increase in base rents across most properties while the average occupancy increased slightly from 96.1% in Fiscal 2024 to 96.6% in Fiscal 2025 offset by a decrease from the commercial segment of approximately $250,000. The decline in the commercial segment was primarily driven by the following: (a) a decline in revenue of approximately $350,000 at the Preakness shopping center attributed to a decline in the average occupancy from 46.3% in Fiscal 2024 to 44.7% in Fiscal 2025; (b) a decline in revenue of approximately $200,000 at the Westwood Plaza shopping center attributed to a $150,000 real estate tax refund received in Fiscal 2024 and a $125,000 decrease in revenue resulting from the decline in the average occupancy from 34.8% in Fiscal 2024 to 29.1% in Fiscal 2025; offset by a $75,000 increase in revenue attributed to the expiration of TJ Maxx’s one-year co-tenancy clause in March 2025. This decline in revenue at the Preakness and Westwood Plaza shopping centers was offset by the following: (a) an increase of approximately $150,000 at the Franklin Crossing shopping center primarily resulting from an increase in revenue from common area maintenance charges due to an increase in reimbursable costs in Fiscal 2025 while the average occupancy declined slightly from 97.2% in Fiscal 2024 to 96.8% in Fiscal 2025; and (b) an increase of approximately $150,000 as a result of amounts received from the bankruptcy proceedings related to a former tenant, Cobb Theatre, at the Rotunda property located in Maryland and sold in a prior year.

Net income attributable to common equity (“net income-common equity”) for Fiscal 2025 was $3,509,000 ($0.47 per share basic and diluted), compared to $15,852,000 ($2.13 per share basic and diluted) for Fiscal 2024.

The schedule below provides a non-GAAP detailed analysis of the major changes that impacted net income-common equity for Fiscal 2025 and Fiscal 2024:

NON-GAAP NET INCOME COMPONENTS
	Years Ended October 31,
	2025	2024	Change
	(In Thousands)
Income from real estate operations:
Commercial properties	$2,446	$2,951	$(505)
Residential properties	12,621	11,982	639
Total income from real estate operations	15,067	14,933	134

Financing costs:
Fixed rate mortgages	(6,821)	(6,783)	(38)
Mortgage cost amortization	(459)	(524)	65
Total financing costs	(7,280)	(7,307)	27

Investment income	1,351	1,560	(209)

General & administrative expenses:
Accounting fees	(411)	(495)	84
Legal and professional fees	(387)	(1,070)	683
Directors fees	(1,326)	(1,328)	2
Stock compensation expense	—	(1)	1
Corporate expenses	(768)	(1,525)	757
Total general & administrative expenses	(2,892)	(4,419)	1,527

Depreciation	(2,965)	(2,981)	16
Loss on investment in tenancy-in-common	(135)	(170)	35
Adjusted net income	3,146	1,616	1,530

Net loss on sale of Maryland properties	—	(356)	356
Litigation settlement, net of fees	—	15,673	(15,673)
Net income	3,146	16,933	(13,787)

Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,444
Net income attributable to common equity	$3,509	$15,852	$(12,343)

Adjusted net income for Fiscal 2025 was $3,146,000 ($0.42 per share basic and diluted) compared to $1,616,000 ($0.22 per share basic and diluted) for Fiscal 2024. Adjusted net income is a non-GAAP measure, which management believes is a useful and meaningful gauge to investors of our operating performance, since it excludes the impact of unusual and infrequent items specifically: the litigation settlement, net of fees and a net loss on sale of Maryland Properties.

The increase in adjusted net income for Fiscal 2025 of approximately $1,550,000 was primarily driven by the following: (a) a decline in general and administrative expenses of approximately $1,550,000 driven by a decrease in corporate expenses of approximately $750,000 related to costs incurred in Fiscal 2024 for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $700,000 due to the settlement of the Sinatra litigation in Fiscal 2024; (b) an increase in revenue of approximately $650,000 (FREIT’s share is approximately $550,000); offset by (c) an increase in insurance costs of approximately $300,000 (FREIT’s share is approximately $200,000); (d) an increase in repairs and maintenance costs of approximately $200,000 (FREIT’s share is approximately $250,000); and (e) a decrease in investment income of approximately $200,000 (FREIT’s share is approximately $150,000) primarily attributed to lower interest rates in Fiscal 2025.

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to consolidated net income-common equity for Fiscal 2025, as compared to Fiscal 2024 (See below for definition of NOI):

	Commercial				Residential				Combined
	Years Ended				Years Ended				Years Ended
	October 31,		Increase (Decrease)		October 31,		Increase (Decrease)		October 31,
	2025	2024	$	%	2025	2024	$	%	2025	2024
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$5,599	$5,731	$(132)	-2.3%	$21,412	$20,578	$834	4.1%	$27,011	$26,309
Reimbursements	1,878	1,903	(25)	-1.3%	(1)	(16)	15	93.8%	1,877	1,887
Other	164	261	(97)	-37.2%	365	339	26	7.7%	529	600
Total revenue	7,641	7,895	(254)	-3.2%	21,776	20,901	875	4.2%	29,417	28,796

Operating expenses	5,095	4,826	269	5.6%	9,155	8,919	236	2.6%	14,250	13,745
Net operating income	$2,546	$3,069	$(523)	-17.0%	$12,621	$11,982	$639	5.3%	15,167	15,051

Average Occupancy %	48.3%	50.9%		-2.6%	96.6%	96.1%		0.5%

Reconciliation to consolidated net income-common equity:
Deferred rents - straight lining	(100)	(118)
Investment income	1,351	1,560
Loss on investment in tenancy-in-common	(135)	(170)
General and administrative expenses	(2,892)	(4,419)
Depreciation	(2,965)	(2,981)
Net loss on sale of Maryland properties	—	(356)
Litigation settlement, net of fees	—	15,673
Financing costs	(7,280)	(7,307)
Net income	3,146	16,933
Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)
Net income attributable to common equity	$3,509	$15,852

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for Fiscal 2025 decreased by 3.2% and 17%, respectively, as compared to Fiscal 2024. Average occupancy for all commercial properties for Fiscal 2025 decreased by 2.6% as compared to Fiscal 2024.

The decline in revenue for Fiscal 2025 of approximately $250,000 was primarily driven by the following: (a) a decline in revenue of approximately $350,000 at the Preakness shopping center attributed to a decline in the average occupancy from 46.3% in Fiscal 2024 to 44.7% in Fiscal 2025; (b) a decline in revenue of approximately $200,000 at the Westwood Plaza shopping center attributed to a $150,000 real estate tax refund received in Fiscal 2024 and a $125,000 decrease in revenue resulting from the decline in the average occupancy from 34.8% in Fiscal 2024 to 29.1% in Fiscal 2025; offset by a $75,000 increase in revenue attributed to the expiration of TJ Maxx’s one-year co-tenancy clause in March 2025. This decline in revenue at the Preakness and Westwood Plaza shopping centers was offset by the following: (a) an increase of approximately $150,000 at the Franklin Crossing shopping center primarily resulting from an increase in revenue from common area maintenance charges due to an increase in the reimbursable costs in Fiscal 2025 while the average occupancy declined slightly from 97.2% in Fiscal 2025 to 96.8% in Fiscal 2024; and (b) an increase of approximately $150,000 as a result of amounts received from the bankruptcy proceedings related to a former tenant, Cobb Theatre, at the Rotunda property located in Maryland and sold in a prior year.

The decline in NOI for Fiscal 2025 of approximately $500,000 was primarily attributed to a decline in revenue of approximately $250,000 and an increase in insurance costs of approximately $250,000 due to increased policy costs in Fiscal 2025.

Same Property Operating Results: FREIT’s commercial segment currently contains five (5) same properties. (See definition of same property under Segment Information above.) The Rotunda Property, the Westridge Square Property and the Damascus Property were excluded from same property results for all periods presented because these properties were sold in Fiscal 2022. Same property revenue and NOI for Fiscal 2025 decreased by 4.6% and 21.9%, respectively, as compared to Fiscal 2024. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for Fiscal 2025.

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	12	119,396	$18.77	$18.24	2.9%	$—	$0.15

Non-comparable leases	2	4,873	$20.44	N/A	N/A	$—	$1.02

Total leasing activity	14	124,269

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for Fiscal 2025 increased by 4.2% and 5.3%, respectively, as compared to Fiscal 2024. Average occupancy for all residential properties for Fiscal 2025 increased by 0.5% as compared to Fiscal 2024.

The increase in revenue for Fiscal 2025 of approximately $900,000 was primarily attributable an increase in base rents across most properties while the average occupancy increased slightly from 96.1% in Fiscal 2024 to 96.6% in Fiscal 2025. The increase in NOI of approximately $650,000 was primarily attributed to the increase in revenue of approximately $900,000 offset by an increase in repairs and maintenance expense of approximately $100,000 and an increase in operating expenses of approximately $100,000 resulting from an increase in snow removal and landscaping costs in Fiscal 2025.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraph for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of Fiscal 2025 and Fiscal 2024 were $2,414 and $2,320, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $229,000 and $217,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Years Ended October 31,
	2025	2024
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$6,821	$6,783
New	—	—
Total gross financing costs	6,821	6,783
Amortization of mortgage costs	459	524
Total net financing costs	$7,280	$7,307

(a) Includes the effect of interest rate swap contracts which effectively convert the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for Fiscal 2025 decreased slightly by approximately $27,000 or 0.4%, compared to Fiscal 2024 which was primarily attributable to the following: (a) a decrease of approximately $225,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; and (b) a decrease of approximately $100,000 resulting from the pay-off of the loan on the Boulders property in January 2024; offset by (c) an increase of approximately $270,000 resulting from the increase in the interest rate from 3.75% to 6.05% due to the extension and modification of the loan on the Regency property in December 2024; and (d) an increase of approximately $100,000 resulting from the increase in the interest rate from 4.54% to 6.75% due to the extension and modification of the loan on the Steuben Arms property in June 2024.

INVESTMENT INCOME

Investment income for Fiscal 2025 was $1,351,000 as compared to $1,560,000 for Fiscal 2024. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The decrease in investment income was primarily driven by lower interest rates in Fiscal 2025.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A expense for Fiscal 2025 was $2,892,000 as compared to $4,419,000 for Fiscal 2024. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decline in G&A of approximately $1,550,000 was driven by a decrease in corporate expenses of approximately $750,000 related to costs incurred in Fiscal 2024 for work performed for the Company by a financial advisory firm and a decline in legal and professional expenses of approximately $700,000 due to the settlement of the Sinatra litigation in Fiscal 2024.

DEPRECIATION

Depreciation expense from operations for Fiscal 2025 was $2,965,000 as compared to $2,981,000 for Fiscal 2024.

Results of Operations:

Fiscal Years Ended October 31, 2024 and 2023

Summary revenues and net income for Fiscal 2024 and for the fiscal year ended October 31, 2023 (“Fiscal 2023”) are as follows:

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Years Ended October 31,
	2024	2023
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$6,783	$5,148
New	—	381
Variable rate mortgages:
1st Mortgages
Existing	—	1,653
New	—	—
Other - Corporate interest	—	26
Total gross financing costs	6,783	7,208
Amortization of mortgage costs	524	509
Total net financing costs	$7,307	$7,717

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6,248,000 for Fiscal 2025 compared to $20,163,000 for Fiscal 2024. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this annual report on Form 10-K.

As of October 31, 2025, FREIT had cash, cash equivalents and restricted cash totaling $21,528,000, compared to $19,223,000 at October 31, 2024. The increase in cash, cash equivalents and restricted cash in Fiscal 2025 of approximately $2,305,000 was primarily attributable to $11,543,000 in net cash provided by investing activities and $6,248,000 in net cash provided by operating activities offset by $15,486,000 in net cash used in financing activities. The change in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $48,184,000; (b) repayment of mortgages of approximately $7,349,000 (which includes the pay down of the loan on the Westwood Plaza shopping center); (c) dividends paid in excess of cash provided by operating activities of approximately $919,000; (d) distributions to noncontrolling interests in subsidiaries of approximately $794,000; and (e) payments made toward capital improvements on existing properties of approximately $759,000; offset by (f) proceeds received from maturities of U.S. Treasury securities of approximately $60,082,000; and (g) a distribution from the investment in Pierre TIC of approximately $455,000.

Credit Line: FREIT’s revolving line of credit provided by the Provident Bank was renewed for a three-year term expiring on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center located in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2025, there was no amount outstanding and $13 million was available under the line of credit. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

Dividend: On October 8, 2025, the Board of Directors of FREIT declared a dividend in the fourth quarter of Fiscal 2025 of $0.10 per share on the common stock of FREIT based on FREIT’s operating results for the full fiscal year, which was paid on December 15, 2025 to holders of record of said shares at the close of business on December 1, 2025. This brings total dividends declared for Fiscal 2025 to $0.36 per share on the common stock of FREIT. The Board of Directors will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on October 8, 2025 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of October 31, 2025, FREIT’s aggregate outstanding mortgage debt was $121.3 million, which bears a weighted average interest rate of 5.34% and an average life of approximately 1.6 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$59.1 (A)	$8.6	$23.8	$26.0

Includes the following:

(A)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million which had a maturity date of August 1, 2025. Wayne PSC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of this loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT's consolidated financial statements for additional details.)

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2025 and 2024:

($ in Millions)	October 31, 2025	October 31, 2024

Fair Value	$118.4	$124.7

Carrying Value, Net	$120.8	$128.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at October 31, 2025, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $1.8 million, and a 1% decrease would increase the fair value by $1.9 million.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. The outstanding balance of this loan as of February 1, 2024 was approximately $16,458,000, payable based on monthly installments of principal and interest of approximately $166,727, and bearing interest at a fixed rate of 8.5%. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

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

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness Shopping Center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT’s consolidated financial statements for additional details.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($11,030,000 at October 31, 2025). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 6 to FREIT’s consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contract. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contract is accounted for as a cash flow hedge with the corresponding gain or loss on this contract not affecting FREIT’s consolidated statement of income; changes in the fair value of this cash flow hedge will be reported in other comprehensive income (loss) and appear in the equity section of the consolidated balance sheet. This gain or loss represents the economic consequence of liquidating fixed interest rate swap and replacing it with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of this contract will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contract (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At October 31, 2025, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $210,000 for the Station Place swap, which amount has been included in FREIT’s consolidated balance sheet as of October 31, 2025. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the fiscal years ended October 31, 2025, 2024 and 2023, FREIT recorded an unrealized loss of approximately $296,000, $830,000 and $73,000, respectively, in the consolidated statements of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FREIT’s total contractual obligations under its line of credit and mortgage loans in place as of October 31, 2025 are as follows:

CONTRACTUAL OBLIGATIONS-PRINCIPAL
(in thousands of dollars)
		Within		2 - 3	4 - 5
	Total	One Year		Years	Years
Long-Term Debt
Annual Amortization	$3,779	$1,493		$1,771	$515
Balloon Payments	117,521	59,125	(A)	32,405	25,991
Total Long-Term Debt	$121,300	$60,618		$34,176	$26,506

(A)	Includes the following:

(1)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million which had a maturity date of August 1, 2025. Wayne PSC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of this loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 5 to FREIT's consolidated financial statements for additional details.)

FREIT’s annual estimated cash requirements related to interest on its line of credit and mortgage loans in place as of October 31, 2025 are as follows:

INTEREST OBLIGATIONS
(in thousands of dollars)
		Within	2 - 3	4 - 5
	Total	One Year	Years	Years

Interest on Fixed Rate Debt	$9,428	$4,651	$3,912	$865

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

	Years Ended October 31,
	2025		2024		2023
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income (loss)	$3,146		$16,933		$(575)
Depreciation of consolidated properties	2,965		2,981		2,944
Amortization of deferred leasing costs	90		123		103
Distributions to non-controlling interests	(630	)(b)	(1,620	)(c)	(240	)(d)
Net loss on sale of Maryland properties	—		356		1,003
Litigation settlement, net of fees	—		(15,673)		—
Adjustment to loss in investment in tenancy-in-common for depreciation	1,476		1,453		1,438

FFO	$7,047		$4,553		$4,673

Per Share - Basic and Diluted	$0.94		$0.61		$0.63

(a) As prescribed by NAREIT.

(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.2 million related to the sale of the Rotunda and Damascus properties located in Maryland in a prior year. See Note 2 to FREIT's consolidated financial statements for further details.

(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.6 million related to the sale of the Rotunda property located in Maryland in a prior year. See Note 2 to FREIT's consolidated financial statements for further details.

(d) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $3.3 million related to the sale of the Damascus and Rotunda properties located in Maryland in a prior year. See Note 2 to FREIT's consolidated financial statements for further details.

Adjusted Funds From Operations ("AFFO")
FFO	$7,047		$4,553		$4,673
Deferred rents (Straight lining)	100		118		100
Capital Improvements - Apartments	(502)		(1,154)		(532)
AFFO	$6,645		$3,517		$4,241

Per Share - Basic and Diluted	$0.89		$0.47		$0.57

Weighted Average Shares Outstanding:
Basic	7,469		7,455		7,441
Diluted	7,469		7,459		7,447

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

	Fiscal Years Ended October 31,
	2025	2024	2023
First Quarter	$0.08	$0.05	$0.05
Second Quarter	$0.08	$0.05	$0.05
Third Quarter	$0.10	$0.05	$0.30
Fourth Quarter	$0.10	$0.70	$0.05
Total For Year	$0.36	$0.85	$0.45

		(in thousands of dollars)							Dividends
Fiscal	Per	Total	Ordinary		Capital Gain		Taxable		as a % of
Year	Share	Dividends	Income-Tax Basis		Income-Tax Basis		Income		Taxable Income
2025	$0.36	$2,690	$2,690	*	$—	*	$2,690	*	100.0%
2024	$0.85	$6,343	$6,045		$298		$6,343		100.0%
2023	$0.45	$3,520	$—		$928		$928		379.3%
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

The consolidated financial statements and supplementary data of FREIT are submitted as a separate section of this Form 10-K. See "Index to Consolidated Financial Statements" on page 62 of this Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of October 31, 2025. There have been no significant changes in FREIT’s internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Management’s Annual Report on Internal Control Over Financial Reporting — FREIT’s management, under the supervision of FREIT’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of FREIT’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that FREIT’s internal control over financial reporting was effective as of October 31, 2025.

Changes in Internal Control Over Financial Reporting — FREIT’s management, with the participation of FREIT’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in FREIT’s internal control over financial reporting occurred during the fourth quarter of Fiscal 2025. Based on that evaluation, management concluded that there has been no change in FREIT’s internal control over financial reporting during the fourth quarter of Fiscal 2025 that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The executive officers and directors of FREIT are as follows:

Name	Age	Position(s)
Robert S. Hekemian, Jr.	66	Chief Executive Officer, President and Director
Ronald J. Artinian	77	Chairman of the Board and Director
David F. McBride, Esq.	78	Director
John A. Aiello, Esq.	76	Secretary and Director
Justin F. Meng	47	Director
David B. Hekemian	59	Director
Richard J. Aslanian	65	Director
Allan Tubin	87	Chief Financial Officer and Treasurer

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

Ronald J. Artinian has served as a director since 1992, and he was appointed as Chairman of FREIT in April 2018 following the retirement of the late Robert S. Hekemian as Chairman and Chief Executive Officer of FREIT. Mr. Artinian’s current term as a member of the Board is scheduled to expire at the 2028 annual meeting of FREIT’s stockholders and his term as Chairman will expire at such time as his successor qualifies and is appointed. Mr. Artinian worked in the financial services industry for 26 years, including with Smith Barney, Inc. from 1989 to 1998, where Mr. Artinian held positions as an Executive Vice President,

Managing Director and National Sales Manager. Mr. Artinian retired from Smith Barney in January 1998 in order to pursue other business interests as a private investor. Mr. Artinian joined the board of The Reserve, a money market fund, in 2007 and served as lead independent director from March 2009 through December 2016. Mr. Artinian earned a Bachelor of Arts in English from the University of Pennsylvania and a Master of Business Administration from the University of Pennsylvania, Wharton School.

David F. McBride, Esq. has served as a director since 2007. His current term as a member of the Board is scheduled to expire at the 2026 annual meeting of FREIT’s stockholders. Mr. McBride has over 45 years of diversified real estate experience. He is the Chief Executive Officer of McBride Enterprises, Inc., a family-owned real estate company started in 1898. Mr. McBride was responsible for the development of numerous office and industrial properties, as well as residential projects in northern New Jersey. He also oversaw the operations of his family’s general construction company, the Alpert P. Schmidt Construction Company, civil engineering firm, Urban Planning and Engineering Company, and commercial brokerage firm, McBride Corporate Real Estate. Mr. McBride was also instrumental in forming the Keystone Property Trust (NYSE) in 1998 and served as Chairman of its board until its sale to ProLogis (NYSE) in 2004. Mr. McBride has also been a Partner in and is presently Of Counsel to the law firm of Harwood Lloyd, LLC, specializing in real estate matters. From 1998 to 2014, Mr. McBride has also served as the Chairman and President of the Mountain Club Inc., t/a The High Mountain Golf Club. Mr. McBride also served on the Advisory Board of the McDonough School of Business at Georgetown University from 2008 to 2018. Mr. McBride earned a Bachelor of Arts in Economics from Georgetown University and a Juris Doctor from the Georgetown University Law School.

John A. Aiello, Esq. has served as the Secretary of FREIT since 2003 and as a director of the Board since December 2015. His current term as a member of the Board is scheduled to expire at the 2027 annual meeting of FREIT’s stockholders. Mr. Aiello is an officer and shareholder of the law firm of Giordano, Halleran & Ciesla, P.C., where he has practiced law for 51 years. He is Chairman of the law firm’s Corporate and Securities practice group and concentrates his practice on corporate and securities law matters, including mergers and acquisitions and various corporate finance transactions. See the section entitled “Certain Relationships and Related Party Transactions; Director Independence”. Mr. Aiello is an emeritus member and former Chairman of the Board of Directors of the Business Law Section of the New Jersey State Bar Association and a former member of the Board of Directors of the New Jersey chapter of the Association for Corporate Growth, a non-profit organization of professionals and business leaders in the middle market mergers and acquisitions space. Mr. Aiello is also a member of the Advisory Board of the Leon Hess School of Business of Monmouth University. Mr. Aiello graduated cum laude with a Bachelor of Science in Finance from the University of Pennsylvania, Wharton School and earned a Juris Doctor degree from the Georgetown University Law School.

Justin F. Meng has served as a director since February 2016.  His current term as a member of the Board is scheduled to expire at the 2028 annual meeting of FREIT’s stockholders. Mr. Meng has 25+ years of investment experience across real estate, public markets and alternative asset management. He is currently Senior Vice President, Head of Investor Relations at Prologis, Inc. – a real estate logistics company – where he is responsible for managing relationships with buy-side investors and sell-side analysts, leading the company’s quarterly earnings process, and working with senior leadership on investor-focused strategies and communications. Before joining Prologis in 2024, Mr. Meng was co-founder and managing partner of V3 Capital Management L.P., a boutique investment firm focused on publicly traded REITs, from 2011 to 2023. In that role, Mr. Meng led a team of professionals engaged in raising capital and managing investments for V3 partnerships. Prior to that, he served as partner and head of REIT Research at High Rise Capital Management. Mr. Meng began his career at J.P. Morgan Asset Management, where he worked in the Real Estate and Fixed Income divisions. Mr. Meng earned a Bachelor of Science in Mechanical Engineering from Brown University and a Master of Science in Real Estate Development from New York University. He also completed the Stanford Executive Program and the Stanford Graduate School of Businesss. Mr. Meng is a CFA charter-holder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires FREIT’s executive officers and directors, and persons who own more than 10% of the Shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and stockholders holding more than 10% of the Shares are required by SEC regulation to furnish FREIT with copies of all Forms 3, 4 and 5 they file. Based solely on FREIT’s review of the copies of such forms it has received, FREIT believes that all of its directors, executive officers and stockholders holding more than 10% complied with all filing requirements applicable to them with respect to reports required to be filed by Section 16(a) of the Exchange Act during Fiscal 2025, except for a Form 4 for David F. McBride with respect to three sale transactions, which has been filed with the SEC.

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

In addition, our insider trading policy requires that our directors and officers and directors and officers of Hekemian & Co., Inc. only transact in FREIT shares during an open window period, which is defined in our insider trading policy.

A copy of FREIT’s Insider Trading Policy is filed as Exhibit 10.21 to this Form 10-K.

None of our officers or directors adjusted, modified or terminated a “Rule 10b-5 trading plan” or a non-Rule 10b-5-1 trading plan as defined in Item 408 of Regulation S-K during the three months ended October 31, 2025.

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

The Audit Committee held five (5) meetings during Fiscal 2025. The Audit Committee selects the independent registered public accounting firm (the “Independent Auditors”) to audit the books and accounts of FREIT. In addition, the Audit Committee reviews and pre-approves the scope and costs of all services (including non-audit services) provided by the Independent Auditors. The Audit Committee also monitors the effectiveness of the audit effort and financial reporting and inquires into the adequacy of FREIT’s financial and operating controls and oversees FREIT’s risk management and cybersecurity strategy.

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

On the basis of these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Trust’s audited financial statements be included in the Trust’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025, for filing with the SEC.

Submitted by:

Ronald J. Artinian, Chairman

Richard J. Aslanian

David F. McBride

ITEM 11	EXECUTIVE COMPENSATION

FREIT is externally managed by Hekemian & Co. Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of FREIT, and David B. Hekemian, a director of FREIT, each holds a 33.3% equity interest in Hekemian & Co. The balance of the equity interests in Hekemian & Co. is held by other members of the Hekemian family. As compensation for its management services, FREIT pays Hekemian & Co. management and other fees pursuant to a Management Agreement between FREIT and Hekemian & Co. In addition, as an incentive to the employees of Hekemian & Co. (including members of the Hekemian family) to identify and provide real estate investment opportunities for FREIT, FREIT has previously advanced to such employees who are investors in certain joint venture projects, a portion of the equity capital required to be contributed by them to such joint ventures. These secured loan amounts (including accrued interest) were repaid to FREIT with no outstanding balance remaining of principal or interest. The Management Agreement and these other incentives are more particularly described in “Certain Relationships and Related Party Transactions; Director Independence” below.

In view of FREIT’s external management structure, FREIT does not employ executive officers on a full-time basis. The following Compensation Discussion and Analysis presents information regarding FREIT’s compensation policies and programs and the compensation of FREIT’s executive officers.

Compensation Discussion and Analysis

Overview

FREIT’s compensation program is designed to properly compensate the executive officers commensurate with the duties and services that they are employed to perform for FREIT, to reward their dedication, hard work and success and align their interests with the long-term interests of FREIT. The Compensation Committee reviews the compensation paid to the executive officers in consideration of these objectives and makes recommendations to the Board regarding its determinations. The various factors considered by the Compensation Committee in reaching its determinations concerning the compensation of the executive officers are discussed under “Fiscal 2025 Compensation” below.

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

As discussed under “Elements of Executive Compensation” below, FREIT did not pay any incentive-based compensation to any of the executive officers during the fiscal year ended October 31, 2025.

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

As of October 31, 2025, there were no unexercised options collectively held by the Executive Officers and Directors of the Trust that were outstanding. Additional information with respect to outstanding stock options is set forth in the “Outstanding Equity Awards at Fiscal Year-End” table below.

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

On March 9, 2023, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

On March 22, 2024, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

On February 20, 2025, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2025, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on February 21, 2025 of $16.76 per Share, the Board approved an award of 1,193 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,193 Shares were issued to each director on February 20, 2025 and upon issuance were deemed fully paid and non-assessable.

Upon recommendation of the Compensation Committee of the Board, FREIT has granted options with respect to or made awards of its stock under the FREIT Equity Incentive Plan from time to time over the years. The Compensation Committee and the Board review compensation to directors and executive officers periodically. In the past several years, the review of compensation has been undertaken in the second quarter of FREIT’s fiscal year. In March of each of the prior three fiscal years, stock awards were made to members of the Board under the Equity Incentive Plan as a component of annual compensation for services rendered, and no other stock awards or stock options were granted during FREIT’s fiscal years ended October 31, 2025, 2024 and 2023.

The timing or terms of any grant of options or award of stock has not been affected by or dependent upon the existence of material nonpublic information nor has FREIT timed the disclosure of material non-public information for the purpose of affecting the value of equity-based compensation.

Amended and Restated Deferred Fee Plan

Effective November 1, 2000, the Board adopted the Deferred Fee Plan, which was intended to provide a benefit to executive officers and directors who made, and/or who were expected to continue to make, significant contributions to the long-term success of FREIT. An election to defer compensation was required to be made prior to the calendar year for which it would be effective, and was irrevocable with respect to the calendar year to which it applies.  The Deferred Fee Plan was amended and restated effective December 31, 2008, and further amended and restated effective November 1, 2014.

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

The amendments to the Deferred Fee Plan that went into effect as of November 1, 2014 shifted the purpose of the Deferred Fee Plan from a long-term savings vehicle for eligible participants to an opportunity for eligible participants to increase their equity position in FREIT. As amended and restated effective November 1, 2014, the Deferred Fee Plan no longer permitted directors who were also executive officers of FREIT to defer amounts payable to them as salary for their services as executive officers. Participants in the Deferred Fee Plan were only permitted to defer amounts payable to them for their service as directors. In addition, from and after November 1, 2014, amounts deferred, together with the interest accrued on a participant’s entire balance, were converted on the last day of each calendar quarter into share units that are equivalent to Shares (“Share Units”), and credited to the participant’s account. Amounts deferred under the Deferred Fee Plan were converted into Share Units on a quarterly basis, on the last day of each calendar quarter. The number of Share Units to be credited with respect to amounts deferred during a calendar quarter was determined by the closing price of the Shares on the trading day immediately preceding the last day of such calendar quarter. The participants’ existing balances as of October 31, 2014 were preserved in the form of cash and were not converted into Share Units, although the interest that accrued on such existing balances from and after November 1, 2014 was converted into Share Units. As of November 1, 2014, the interest rate on participants’ cash balances under the Deferred Fee Plan was changed from 9% per annum to the average interest rate on ten-year Treasury bonds plus 150 basis points. In the event that any cash dividend was paid by FREIT with respect to the Shares, each participant was credited with a number of Share Units equal to (x) the amount of the cash dividend paid with respect to one Share, (y) multiplied by the total number of Share Units credited to a participant’s account as of the record date for the dividend, (z) divided by the fair market value of one Share on the trading day immediately preceding the payment date of the dividend. In the event that any dividend was paid with respect to the Shares in Shares, each participant was credited with a number of Share Units equal to the number of full Shares that such participant would have received had the participant been the owner, on the record date for the dividend, of a number of Shares equal to the number of Share Units credited to the participant’s account.

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

Fiscal 2025 Compensation

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

With respect to compensation for the fiscal years ending October  31, 2024 and 2025, the Compensation Committee recommended to the Board and the Board approved that there be no increases or other adjustments in the compensation paid to the executive officers of FREIT or FREIT’s Chairman of the Board for services provided in their capacity as executive officers or as Chairman of the Board of FREIT, respectively.

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

Executive Compensation and Financial Performance

As discussed above, the executive officers of FREIT are compensated primarily on a fixed salary basis and have not been awarded any incentive-based cash bonuses, and the compensation paid to the executive officers is not specifically dependent upon any particular measure of financial performance. However, the Compensation Committee considers, in general terms, both the overall financial performance and condition of FREIT and FREIT’s long-term prospects in the Committee’s determination of appropriate levels of executive salary, among other factors and considerations discussed under “Fiscal 2025 Compensation” above.

Chief Executive Officer Compensation and Employee Compensation

The table below sets forth comparative information regarding (A) the total compensation of the Chief Executive Officer for the fiscal year ended October 31, 2025, (B) the median of the total compensation of all other employees of FREIT, not including the Chief Executive Officer, for the fiscal year ended October 31, 2025, and (C) the ratio of the Chief Executive Officer’s total compensation to the median of the total compensation of all other employees (other than the Chief Executive Officer). As of October 31, 2025, excluding the Chief Executive Officer, FREIT had twenty-five (25) employees, which was composed of nineteen (19) full-time employees (including the Pierre TIC), three (3) part-time and seasonal employees, and three (3) executive officers.

Chief Executive Officer compensation (A)	$680,000
Median compensation of all employees (not including Chief Executive Officer) (B)	$53,952
Ratio of (A) to (B)	12.60

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended October 31, 2025, David F. McBride, Justin F. Meng and Richard J. Aslanian served on the Compensation Committee of the Board, with Mr. McBride serving as the Chairman of the Committee. None of the members of the Compensation Committee served as an executive officer or employee of FREIT at any time during the fiscal year ended October 31, 2025 nor have any of them ever served as an executive officer of FREIT in any prior year.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10K report.

Submitted by:	David F. McBride, Chairman
Justin F. Meng
Richard J. Aslanian

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of all of the named executive officers of FREIT (the “Executive Officers”) as of October 31, 2025, 2024 and 2023 for services in all capacities to FREIT for the 2025, 2024 and 2023 fiscal years, respectively. With respect to all compensation, the term “paid” will mean actually paid or deferred.

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert S. Hekemian, Jr., President and Chief Executive Officer	2025	$600,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$680,000
	2024	$600,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$680,000
	2023	$564,888 (4)	$ —	$20,000	$ —	$ —	$ —	$58,756 (5)	$643,644
Allan Tubin, Treasurer and Chief Financial Officer	2025	$45,000	$ —	$ —	$ —	$ —	$ —	$ —	$45,000
	2024	$45,000	$ —	$ —	$ —	$ —	$ —	$ —	$45,000
	2023	$43,244 (4)	$ —	$ —	$ —	$ —	$ —	$ —	$43,244
John A. Aiello, Esq., Secretary	2025	$50,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$130,000 (7)
	2024	$50,000	$ —	$20,000	$ —	$ —	$ —	$60,000	$130,000 (7)
	2023	$46,489 (4)	$ —	$20,000	$ —	$ —	$ —	$60,222 (6)	$126,711 (7)

(1)	Represents the positions held by each Executive Officer for the fiscal years ended October 31, 2025, 2024 and 2023.

(2)	Represents payment to the Executive Officers for their services as Executive Officers of FREIT.

(3)	On March 9, 2023, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

On March 22, 2024, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

On February 20, 2025, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2025, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on February 21, 2025 of $16.76 per Share, the Board approved an award of 1,193 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,193 Shares were issued to each director on February 20, 2025 and upon issuance were deemed fully paid and non-assessable.

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

(5)	Of this amount: $3,034 represents accrued interest earned in the fiscal year ended October 31, 2023 on amounts previously deferred by Robert S. Hekemian, Jr. under the terms of the Deferred Fee Plan, pursuant to which payment of accrued interest is deferred until such time that the deferred fees are paid to Mr. Hekemian; and $55,722 represents annual retainer fees, meeting fees and other fees paid to Mr. Hekemian in the fiscal year ended October 31, 2023 as consideration for his service on the Board and, if applicable, its committees. Pursuant to the amendments to the Deferred Fee Plan that became effective on November 1, 2014, the aggregate amount of $3,034 deferred for the fiscal year ended October 31, 2023 converted into an aggregate of 186 Share Units. See “Amended and Restated Deferred Fee Plan” above.

(6)	For the period from November 1, 2023 through March 9, 2023, the Secretary was entitled to receive: (i) meeting attendance fees in the amount of $1,500 for each meeting of the Board and its committees attended, $1,000 for each meeting participated in by teleconference; and (ii) property site inspection fees in the amount of $1,000 for each site inspection attended and reimbursement of all reasonable and verified out-of-pocket expenses incurred in connection with the site visit.

(7)	Mr. Aiello is an officer and shareholder in the law firm of Giordano, Halleran & Ciesla, P.C. During the fiscal years ended October 31, 2025, 2024 and 2023, Mr. Aiello paid to the law firm the retainer and meeting fees he received in connection with his services as Secretary of FREIT during the fiscal years ended October 31, 2025, 2024 and 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options and the number of securities remaining available for issuance, as of October 31, 2025 were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1) (2)	—	—	419,709

Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	419,709

(1)	FREIT currently has no equity compensation plans other than the Equity Incentive Plan described under “Compensation Discussion and Analysis” above.

(2)	In Fiscal 2025, the Compensation Committee recommended to the Board and the Board approved, an award to each member of the Board under the FREIT Equity Incentive Plan of shares of FREIT Common Stock, $.01 par value, having a value of $20,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unexercised Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert S. Hekemian, Jr.	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Allan Tubin	—	—	—	—	—	—	—	—	—
John A. Aiello, Esq.	—	—	—	—	—	—	—	—	—

Director Compensation

For the fiscal year ended October 31, 2025, each director of the Board was entitled to receive (a) an award under the FREIT Equity Incentive Plan of shares of FREIT Common Stock, $.01 par value, having a value of $20,000, in lieu of cash compensation (which resulted in the issuance of 1,193 Shares to each director); (b) an annual retainer fee of $60,000 per year; and (c) an annual retainer to each member of the Nominating, Audit and Compensation Committees of the Board in the amount of $2,500. The Chairman of the Board, the Audit Committee and the Compensation Committee were entitled to receive an additional annual retainer in the amount of $30,000, $15,000 and $10,000, respectively.

For the fiscal year ended October 31, 2025, FREIT paid an aggregate of $460,516 of annual retainer fees to the directors in cash and $140,000 in stock awards for their services to the Board and its committees.

FISCAL 2025 DIRECTOR COMPENSATION (1)

Name	Paid and Deferred Fees Earned ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Ronald J. Artinian	$75,516 (3)	$20,000	$ —	$ —	$ —	$ —	$95,516 (3)
David F. McBride	$75,000	$20,000	$ —	$ —	$ —	$ —	$95,000
Justin F. Meng	$63,016	$20,000	$ —	$ —	$ —	$ —	$83,016
David B. Hekemian	$60,000	$20,000	$ —	$ —	$ —	$ —	$80,000
Richard J. Aslanian	$66,984	$20,000	$ —	$ —	$ —	$ —	$86,984

(1)	See the Summary Compensation Table above for information regarding compensation paid to each of Robert S. Hekemian, Jr. and John A. Aiello during the fiscal year ended October 31, 2025 in connection with their positions as directors.

(2)	On February 20, 2025, in accordance with FREIT’s Equity Incentive Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2025, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on February 21, 2025 of $16.76 per Share, the Board approved an award of 1,193 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,193 Shares were issued to each director on February 20, 2025 and upon issuance were deemed fully paid and non-assessable.

(3)	Does not include annual retainer of $30,000 paid to Mr. Artinian in cash in his capacity as Chairman of the Board.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Shares for (i) each person who is a beneficial owner of 5% or more of FREIT’s outstanding Shares, (ii) each of FREIT’s directors and executive officers and (iii) all of FREIT’s directors and executive officers as a group, each as of January 29, 2026 unless otherwise indicated in the table below.

Amount and Nature of Beneficial Ownership

Name of Beneficial Owner (1)	(A) Aggregate Number of Shares Beneficially Owned (2)		(B) Number of Shares Acquirable within 60 Days	(C) Aggregate Number of Shares Deemed to be Beneficially Owned (Column A plus Column B)		(D) Percent of Class (3)
Ronald J. Artinian (4)	543,030	(5)	—	543,030	(5)	7.3%
David F. McBride, Esq. (4)	72,511	(6)	—	72,511	(6)	*
Robert S. Hekemian, Jr. (4)(7)	413,401	(8)	—	413,401	(8)	5.5%
John A. Aiello, Esq. (4)(7)	27,713		—	27,713		*
Justin F. Meng (4)	71,663	(9)	—	71,663	(9)	*
David B. Hekemian (4)	509,034	(10)	—	509,034	(10)	6.8%
Richard J. Aslanian (4)	54,193		—	54,193		*
Allan Tubin (7)	13,662		—	13,662		*
All directors and executive officers as a group (8 persons) (5)(6)(8)(9)(10)(11)	1,557,891	(11)	—	1,557,891	(11)	20.9%

* Shares beneficially owned do not exceed 1% of FREIT’s issued and outstanding Shares.

(1)	All directors and executive officers listed in this table, with the exception of John A. Aiello, maintain a mailing address at 505 Main Street, Suite 400, Hackensack, New Jersey 07601. John A. Aiello maintains a mailing address at 125 Half Mile Road, Suite 300, Red Bank, New Jersey 07701.

(2)	Except as otherwise indicated, all of the Shares are held beneficially and of record.

(3)	Based on 7,471,344 Shares outstanding as of January 29, 2026.

(4)	A director of FREIT.

(5)	Includes 52,504 Shares held in Individual Retirement Accounts for the benefit of Mr. Artinian. Includes an aggregate of 383,388 shares pledged as collateral with two banking institutions to secure certain personal indebtedness.

(6)	Includes 4,000 Shares held by Mr. McBride’s wife.

(7)	An executive officer of FREIT.

(8)	Includes (i) an aggregate of 147,316 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) 9,238 Shares which are held in trust by Mr. Hekemian for the benefit of his children, (iii) an aggregate of 11,000 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and of which Mr. Hekemian is trustee, and (iv) 78,917 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Also includes 25,458 Shares held in a trust of which Mr. Hekemian is a beneficiary. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts.

(9)	Includes 2,400 Shares held by Mr. Meng’s wife, with respect to which Mr. Meng disclaims beneficial ownership.

(10)	Includes (i) an aggregate of 147,316 Shares which are held by certain partnerships and limited liability companies in which Mr. Hekemian is a partner or member, (ii) an aggregate of 22,506 Shares which are held in certain trusts for the benefit of Mr. Hekemian’s nephews and niece and of which Mr. Hekemian is a trustee, (iii) 25,470 Shares held in a trust of which Mr. Hekemian is a beneficiary, (iv) an aggregate of 88,940 Shares held by the Robert and Mary Jane Hekemian Foundation, Inc. of which Mr. Hekemian is the Vice President/Treasurer, (v) 6,000 Shares held in trust by Mr. Hekemian for the benefit of his children, and (vi) 84,916 shares pledged as collateral with a banking institution to secure indebtedness of an entity affiliated with Mr. Hekemian. Mr. Hekemian disclaims beneficial ownership of the foregoing Shares held in partnerships, limited liability companies and trusts except to the extent of his pecuniary interest in such partnerships, limited liability companies and trusts. Also includes 2,750 Shares held by Mr. Hekemian’s wife, with respect to which Mr. Hekemian disclaims beneficial ownership.

(11)	Robert S. Hekemian, Jr. and David B. Hekemian are both deemed to be the beneficial owner of 147,316 Shares held by certain partnerships and limited liability companies in which each of them is a partner or member. Therefore, the total number of Shares beneficially owned by all executive officers and directors as a group, which includes both Robert S. Hekemian, Jr. and David B. Hekemian, is not merely the aggregate of the beneficial ownership of each executive officer and director, since calculating the aggregate number of Shares beneficially owned by all executive officers and directors as a group on that basis would result in the 147,316 Shares of which both Robert S. Hekemian, Jr. and David B. Hekemian are deemed the beneficial owner being double-counted. As disclosed above, Robert S. Hekemian, Jr. and David B. Hekemian disclaim beneficial ownership of the 147,316 Shares except to the extent of their respective pecuniary interests in the partnerships and limited liability companies that hold such Shares.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS; DIRECTOR INDEPENDENCE

Of the seven members of the Board, Ronald J. Artinian, David F. McBride, Justin F. Meng and Richard J. Aslanian qualify as “independent directors” in accordance with the applicable NASDAQ Listing Rules and SEC rules. Each of the directors serving on committees of the Board: (Nominating Committee for 2025 Annual Meeting of Stockholders- David F. McBride and Richard J. Aslanian); (Compensation Committee-David F. McBride, Justin F. Meng and Richard J. Aslanian); and (Audit Committee-Ronald J. Artinian, David F. McBride and Richard J. Aslanian) qualifies as an “independent director” in accordance with the applicable NASDAQ Listing Rules and SEC rules.

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

On April 10, 2002, FREIT and Hekemian & Co. entered into a Management Agreement replacing the Management Agreement dated December 20, 1961, as extended. The term of the Management Agreement automatically renews for periods of two years unless either party gives at least six months prior notice to the other of non-renewal. The term of the Management Agreement was renewed for a two-year term, which will expire on October 31, 2027. FREIT may terminate the Management Agreement (i) without cause upon one year’s prior written notice, (ii) for cause if Hekemian & Co. has not cured an event of default within 30 days of receipt of notice of termination from FREIT, or (iii) in the event of an acquisition of FREIT where FREIT ceases to effectively exist as an operating entity. The Management Agreement provides for a termination fee (“Termination Fee”) in the event of a termination by FREIT without cause and a termination fee of 2.5 times the Termination Fee if the Management Agreement terminates following a merger or acquisition of FREIT.

Under the Management Agreement, Hekemian & Co. serves as managing agent for FREIT’s properties, which FREIT owned on November 1, 2001. FREIT may retain Hekemian & Co. or other managing agents to manage its properties acquired after November 1, 2001 and to perform various other duties such as sales, acquisitions, and development with respect to any or all of FREIT’s properties. Hekemian & Co. currently manages all properties owned by FREIT and its affiliates. Hekemian & Co. is not the exclusive advisor for FREIT to locate and recommend investments deemed suitable for FREIT, and it is not required to offer potential acquisition properties exclusively to FREIT before acquiring those properties for Hekemian & Co.’s own account or for others, including shareholders and employees of Hekemian & Co.

Pursuant to the terms of the Management Agreement, FREIT pays Hekemian & Co. certain basic management fees, mortgage origination fees, administrative fees, other miscellaneous fees and leasing commissions as compensation for its services. The Management Agreement includes a detailed schedule of such fees and commissions for those services, which the managing agent may be called upon to perform. During the fiscal year ended October 31, 2025, FREIT incurred to Hekemian & Co. management and other fees in the approximate aggregate amount of $1,905,000, which includes management fees of approximately $1,427,000 described in more detail below, and mortgage, leasing and other fees in the approximate amount of $478,000. Included in other fees for the fiscal year ended October 31, 2025 are commissions payable to Hekemian & Co. for the following: $35,000 for the modification and extension of the loan on the Regency property; and $25,000 for the extension of the loan on the Westwood Plaza property.

FREIT also uses the resources of Hekemian & Co.’s insurance department to secure insurance coverage for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services, which amounted to approximately $212,000 in the fiscal year ended October 31, 2025.

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

During the fiscal year ended October 31, 2025, Grande Rotunda paid Hekemian & Co. approximately $7,000 in management fees, which is included in the $1,427,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2025 mentioned above. Grande Rotunda did not pay Hekemian & Co. leasing commissions during the fiscal year ended October 31, 2025.

FREIT owns a 40% membership interest in Westwood Hills, LLC (“Westwood Hills”), which is the owner of a 210-unit residential apartment complex located in Westwood, New Jersey. In addition, an aggregate of 35% of the membership interests in Westwood Hills is beneficially owned by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; Ronald J. Artinian, the Chairman and a director of FREIT; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the Estate of Robert S. Hekemian, the former Chairman and Chief Executive Officer of and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of Hekemian family; and two former directors of FREIT. Pursuant to the terms of an operating agreement, FREIT is the managing member of Westwood Hills. Hekemian & Co. currently serves as the managing agent for Westwood Hills. During the fiscal year ended October 31, 2025, Westwood Hills paid Hekemian & Co. approximately $304,000 in management fees, which is included in the $1,427,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2025 mentioned above.

FREIT owns a 40% equity interest in Wayne PSC and H-TPKE, LLC (“H-TPKE”), owns a 60% equity interest in Wayne PSC. In addition, an aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co. FREIT is the managing member of Wayne PSC. Wayne PSC owns a 322,000 square foot shopping center located in Wayne, New Jersey, known as the Preakness Shopping Center. Hekemian & Co. is the managing agent for the Preakness Shopping Center. During the fiscal year ended October 31, 2025, Wayne PSC paid Hekemian & Co. approximately $126,000 in management fees, which is included in the $1,427,000 of management fees paid by FREIT to Hekemian & Co. during the fiscal year ended October 31, 2025 mentioned above. Pursuant to the terms of the Management Agreement, Wayne PSC paid Hekemian & Co. leasing commissions in the aggregate amount of approximately $6,000 with respect to leasing activity at the Preakness Shopping Center, which is included in the $478,000 of mortgage, leasing and other fees paid to Hekemian & Co. mentioned above during the fiscal year ended October 31, 2025.

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

Pursuant to the TIC agreement, FREIT ultimately acquired a 65% undivided interest in the Pierre Towers property, which was formerly owned by S&A. Based on the guidance of Accounting Standards Codification 810, “Consolidation”, FREIT’s investment in the TIC, is accounted for under the equity method of accounting. While FREIT’s effective ownership percentage interest in the Pierre Towers property remains unchanged after the reorganization to a TIC, FREIT no longer has a controlling interest as the TIC is now under joint control. The remaining 35% undivided interest in the Pierre Towers property is owned by Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a director of FREIT and a shareholder and officer of Hekemian & Co.; Allan Tubin, the Chief Financial Officer and Treasurer of FREIT and an officer of Hekemian & Co.; and certain members of the immediate family of the late Robert S. Hekemian, the former Chairman, Chief Executive Officer and consultant to FREIT and a former shareholder and officer of Hekemian & Co. In February 2005, and in accordance with its investment policy regarding risk diversification, FREIT allowed the minority owners of the former S&A partnership to make a cash contribution to the former S&A partnership of approximately $1.3 million to increase their ownership interest in the former S&A partnership from approximately 25% to 35%, which approximated market value at the time of the investment. On April 15, 2004, the former S&A partnership purchased The Pierre Towers, a residential apartment complex located in Hackensack, New Jersey. During the fiscal year ended October 31, 2025, the Pierre Towers TIC paid Hekemian & Co. approximately $446,000 in management fees. Additionally, the Pierre Towers TIC also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for the Pierre Towers property. The Pierre Towers TIC paid approximately $67,000 for such insurance services for the fiscal year ended October 31, 2025.

Robert S. Hekemian, Jr., the Chief Executive Officer, President and a director of FREIT and a shareholder and officer of Hekemian & Co., was a director of Oritani Financial Corp. and its subsidiary, Oritani Bank, until Oritani Financial was merged into Valley National Bank in December 2019. FREIT is a party to a commercial mortgage loan with Valley National Bank. The original principal amount of this mortgage was $22,750,000 based on a fixed interest rate of 4.75% and secured by FREIT’s Westwood Plaza property matured on February 1, 2023. Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of approximately $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 and was based on a fixed interest rate of 7.5% with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5%. Effective February 1, 2025, FREIT extended the term of this loan for 90 days to May 1, 2025 under the same terms and conditions of the then existing loan agreement. Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026 and the interest rate on the outstanding debt is based on a fixed interest rate of 8.5%. The original mortgage loan and subsequent modifications and extensions were negotiated at arm’s length and was on standard terms.

FREIT retained the law firm of Giordano, Halleran & Ciesla, P.C. during the fiscal year ended October 31, 2025 to furnish legal services. John A. Aiello, a director and Secretary of FREIT, is an officer and shareholder in the law firm. During the fiscal year ended October 31, 2025, Giordano, Halleran & Ciesla, P.C. received approximately $181,600 in fees from FREIT and its affiliates for its services. In addition, Mr. Aiello paid to the law firm the amount of $50,000, representing retainer fees, which Mr. Aiello received in connection with his services as the Secretary of FREIT during the fiscal year ended October 31, 2025.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed by EisnerAmper LLP to FREIT totaled $383,000 for the fiscal year ended October 31, 2025 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2025. Audit fees billed by EisnerAmper LLP to FREIT totaled $400,000 for the fiscal year ended October 31, 2024 for professional services rendered in connection with the audits of FREIT’s consolidated financial statements and reviews of the quarterly reports on Form 10-Q for the fiscal year ended October 31, 2024.

Audit-Related Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any audit-related fees during the fiscal years ended October 31, 2025 and 2024.

Tax Fees

In the fiscal year ended October 31, 2025, EisnerAmper LLP billed FREIT $34,000 for the preparation of FREIT’s 2024 tax return. In the fiscal year ended October 31, 2024, EisnerAmper LLP billed FREIT $41,000 for the preparation of FREIT’s 2023 tax return.

All Other Fees

EisnerAmper LLP did not bill FREIT, and FREIT did not pay, for any other services during the fiscal years ended October 31, 2025 and 2024.

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

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements:	Page

(i) Report of Independent Registered Public Accounting Firm (PCAOB 274)	64-65

(ii) Consolidated Balance Sheets as of October 31, 2025 and 2024	66

(iii) Consolidated Statements of Income for the fiscal years ended October 31, 2025, 2024 and 2023	67

(iv) Consolidated Statements of Comprehensive Income for the fiscal years ended October 31, 2025, 2024 and 2023	68

(v) Consolidated Statements of Equity for the fiscal years ended October 31, 2025, 2024 and 2023	69

(vi) Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2025, 2024 and 2023	70

(vii) Notes to Consolidated Financial Statements	71

(b) Financial Statement Schedule:

(i) III - Real Estate and Accumulated Depreciation	87-88

(c) Exhibits:

See Index to Exhibits.	89

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, FREIT has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Real Estate Investment Trust of New Jersey, Inc.

Dated: January 29, 2026	By: /s/ Robert S. Hekemian, Jr.
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

Signatures	Title	Date
/s/ Robert S. Hekemian, Jr.	President, Chief Executive Officer	January 29, 2026
Robert S. Hekemian, Jr.	(Principal Executive Officer) and Director
/s/ Allan Tubin	Chief Financial Officer and	January 29, 2026
Allan Tubin	Treasurer (Principal Financial / Accounting Officer)
/s/ Ronald J. Artinian	Chairman of the Board and Director	January 29, 2026
Ronald J. Artinian
/s/ David F. McBride	Director	January 29, 2026
David F. McBride
/s/ John A. Aiello	Director	January 29, 2026
John A. Aiello
/s/ Justin F. Meng	Director	January 29, 2026
Justin F. Meng
/s/ David B. Hekemian	Director	January 29, 2026
David B. Hekemian
/s/ Richard J. Aslanian	Director	January 29, 2026
Richard J. Aslanian

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

First Real Estate Investment Trust of New Jersey, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Real Estate Investment Trust of New Jersey, Inc. and Subsidiaries (the “Company”) as of October 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

As of October 31, 2025, the Company had real estate, net of accumulated depreciation (including construction in progress), of approximately $90.4 million. As more fully described in Note 1 to the financial statements, the Company evaluates its real estate for impairment whenever events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets may be less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. When it is determined that the carrying value of an asset is not recoverable, an impairment loss is then calculated by comparing the fair value of the asset to its carrying amount. Estimates of undiscounted cash flows or fair value are sensitive to changes in assumptions and judgements, the outcome of which could vary significantly.

We identified the impairment evaluation for the Company’s commercial properties (including construction in progress), having a net book value of approximately $33.7 million, as a critical audit matter due to significant judgment by management in identifying indicators of impairment and in the estimated recoverability of these properties. This in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures to evaluate the reasonableness of management's significant estimates and assumptions related to future operating income, holding periods, capitalization rates and residual values.

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

EISNERAMPER LLP

New York, New York

January 29, 2026

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2025	2024
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$89,419	$91,862
Construction in progress	968	944
Cash and cash equivalents	17,926	14,914
Investment in U.S. Treasury securities available-for-sale	18,174	29,259
Investment in tenancy-in-common	16,922	17,512
Tenants' security accounts	833	913
Receivables arising from straight-lining of rents	472	572
Accounts receivable, net of allowance for doubtful accounts of $258 and $272 as of October 31, 2025 and 2024, respectively	201	498
Prepaid expenses and other assets	4,511	5,007
Deferred charges, net	238	277
Interest rate swap contracts	210	506
Total Assets	$149,874	$162,264

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable, including deferred interest of $0 and $222 as of October 31, 2025 and 2024, respectively	$121,300	$128,871
Less unamortized debt issuance costs	516	799
Mortgages payable, net	120,784	128,072

Accounts payable and accrued expenses	665	857
Dividends payable	747	5,224
Tenants' security deposits	1,132	1,205
Deferred revenue	843	722
Total Liabilities	124,171	136,080

Commitments and contingencies (Note 7)

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,471,344 and 7,462,993 shares issued at October 31, 2025 and 2024, respectively	75	75
Additional paid-in-capital	32,393	32,253
Retained earnings	1,360	541
Accumulated other comprehensive income	211	494
Total Common Equity	34,039	33,363
Noncontrolling interests in subsidiaries	(8,336)	(7,179)
Total Equity	25,703	26,184
Total Liabilities and Equity	$149,874	$162,264

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended October 31,
	2025	2024	2023
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$26,911	$26,191	$25,522
Reimbursements	1,877	1,887	2,357
Sundry income	529	600	465
Total revenue	29,317	28,678	28,344

Expenses:
Operating expenses	9,782	10,821	10,764
Management fees	1,427	1,351	1,342
Real estate taxes	5,933	5,992	5,891
Depreciation	2,965	2,981	2,944
Total expenses	20,107	21,145	20,941

Investment income	1,351	1,560	1,013
Net loss on sale of Maryland properties	—	(356)	(1,003)
Litigation settlement, net of fees	—	15,673	—
Loss on investment in tenancy-in-common	(135)	(170)	(271)
Interest expense including amortization of deferred financing costs	(7,280)	(7,307)	(7,717)
Net income (loss)	3,146	16,933	(575)

Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,335

Net income attributable to common equity	$3,509	$15,852	$760

Earnings per share:
Basic and diluted	$0.47	$2.13	$0.10

Weighted average shares outstanding:
Basic	7,469	7,455	7,441
Diluted	7,469	7,459	7,447

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended October 31,
	2025	2024	2023
	(In Thousands of Dollars)

Net income (loss)	$3,146	$16,933	$(575)

Other comprehensive income (loss) :
Unrealized (loss) gain on interest swap contracts before reclassifications	(41)	(82)	547
Amount reclassified from accumulated other comprehensive income to interest expense	(255)	(748)	(620)
Net unrealized loss on interest rate swap contracts	(296)	(830)	(73)
Unrealized gain (loss) on U.S. Treasury securities available-for-sale before reclassifications	13	(15)	—
Amount reclassified from accumulated other comprehensive income to investment income	—	3	—
Net unrealized gain (loss) on U.S. Treasury securities available-for-sale	13	(12)	—
Comprehensive income (loss)	2,863	16,091	(648)

Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,335

Comprehensive income attributable to common equity	$3,226	$15,010	$687

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			(Accumulated	Accumulated
	Shares	Amount	Additional Paid-In- Capital	Deficit) Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity

Balance at October 31, 2022	7,321	$73	$30,635	$(6,208)	$1,409	$25,909	$(1,170)	$24,739

Stock based compensation expense			11			11		11

Vested share units granted to directors	2		26			26		26

Stock awards granted to directors	9		140			140		140

Stock options exercised	118	1	1,262			1,263		1,263

Distributions to noncontrolling interests in subsidiaries						—	(3,535)	(3,535)

Net income (loss)				760		760	(1,335)	(575)

Dividends declared				(3,520)		(3,520)		(3,520)

Net unrealized loss on interest rate swap contracts					(73)	(73)		(73)

Balance at October 31, 2023	7,450	74	32,074	(8,968)	1,336	24,516	(6,040)	18,476

Stock based compensation expense			1			1		1

Stock awards granted to directors	8	1	140			141		141

Stock options exercised	5		38			38		38

Distributions to noncontrolling interests in subsidiaries						—	(2,220)	(2,220)

Net income				15,852		15,852	1,081	16,933

Dividends declared				(6,343)		(6,343)		(6,343)

Net unrealized loss on interest rate swap contracts					(830)	(830)		(830)

Net unrealized loss on investment in U.S. treasury securities available-for-sale					(12)	(12)		(12)

Balance at October 31, 2024	7,463	75	32,253	541	494	33,363	(7,179)	26,184

Stock awards granted to directors	8		140			140		140

Distributions to noncontrolling interests in subsidiaries						—	(794)	(794)

Net income (loss)				3,509		3,509	(363)	3,146

Dividends declared				(2,690)		(2,690)		(2,690)

Net unrealized loss on interest rate swap contracts					(296)	(296)		(296)

Net unrealized gain on investment in U.S. treasury securities available-for-sale					13	13		13

Balance at October 31, 2025	7,471	$75	$32,393	$1,360	$211	$34,039	$(8,336)	$25,703

See Notes to Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2025	2024	2023
	(In Thousands of Dollars)
Operating activities:
Net income (loss)	$3,146	$16,933	$(575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on sale of Maryland properties	—	356	1,003
Depreciation	2,965	2,981	2,944
Amortization	549	647	612
Stock based compensation expense	—	1	11
Directors fees and related interest paid in stock units	—	—	26
Stock awards granted to directors	140	141	140
Loss on investment in tenancy-in-common	135	170	271
Deferred rents - straight line rent	100	118	100
Bad debt expense	107	116	16
Accreted interest on investment in U.S. Treasury securities	(800)	(801)	(353)
Changes in operating assets and liabilities:
Tenants' security accounts	(73)	(57)	(23)
Accounts receivable, prepaid expenses and other assets	59	(48)	152
Accounts payable, accrued expenses and deferred director compensation payable	21	(448)	(1,954)
Deferred revenue	121	54	311
Deferred interest on mortgage	(222)	—	—
Net cash provided by operating activities	6,248	20,163	2,681
Investing activities:
Cash outlays from sale of Maryland properties, net	—	(356)	(1,003)
Purchase of U.S. Treasury securities	(48,184)	(45,663)	(38,444)
Proceeds from maturities of U.S. Treasury securities	60,082	40,786	15,204
Capital improvements - existing properties	(759)	(1,242)	(1,290)
Deferred leasing costs	(51)	(89)	(170)
Distribution from investment in tenancy-in-common	455	455	390
Net cash provided by(used in) investing activities	11,543	(6,109)	(25,313)
Financing activities:
Repayment of mortgages	(7,349)	(9,308)	(26,538)
Proceeds from mortgage loan refinancings	—	—	25,500
Proceeds from exercise of stock options	—	38	1,263
Deferred financing costs	(176)	(206)	(481)
Dividends paid	(7,167)	(1,491)	(13,721)
Distributions to noncontrolling interests in subsidiaries	(794)	(2,220)	(3,535)
Net cash used in financing activities	(15,486)	(13,187)	(17,512)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,305	867	(40,144)
Cash, cash equivalents and restricted cash, beginning of year	19,223	18,356	58,500
Cash, cash equivalents and restricted cash, end of year	$21,528	$19,223	$18,356

Supplemental disclosure of cash flow data:
Interest paid	$7,044	$6,783	$7,182
Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$27	$237	$210
Financing activities:
Dividends declared but not paid	$747	$5,224	$372

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

Cash and cash equivalents	$17,926	$14,914	$13,217
Tenants' security accounts	833	913	962
Funds held in post-closing escrow	—	—	883
Mortgage escrows (included in prepaid expenses and other assets)	2,769	3,396	3,294
Total cash, cash equivalents and restricted cash	$21,528	$19,223	$18,356

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

Recently issued accounting standards:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The Company adopted this standard in Fiscal 2025 with no significant impact on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

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

Principles of consolidation:

The consolidated financial statements include the accounts of FREIT and the following subsidiaries in which FREIT has a controlling financial interest, including two LLCs in which FREIT is the managing member with a 40% ownership interest and is considered the primary beneficiary:

Subsidiary	% Ownership	Year Acquired/Organized
Westwood Hills, LLC	40%	1994
Wayne PSC, LLC	40%	2002
Grande Rotunda, LLC	60%	2005
FREIT Regency, LLC	100%	2014
Station Place on Monmouth, LLC	100%	2017
Berdan Court, LLC	100%	2019

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

Pursuant to the TIC agreement, FREIT has a 65% undivided interest in the Pierre Towers property. Based on the guidance of Accounting Standards Codification (“ASC”) 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting. FREIT does not have a controlling interest as the TIC is under joint control. (See Note 3)

Use of estimates:

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

Impairment of long-lived assets:

Impairment losses on long-lived assets, such as real estate and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. There were no impairments of long-lived assets for the fiscal years ended October 31, 2025, 2024 and 2023.

Deferred charges:

Deferred charges consist primarily of leasing commissions, which are amortized on the straight-line method over the terms of the applicable leases.

Debt issuance costs:

Debt issuance costs are amortized on the straight-line method (which approximates the effective interest method) by annual charges to income over the terms of the mortgages. Amortization of such costs is included in interest expense and approximated $459,000, $524,000 and $509,000 in the fiscal year ended October 31, 2025 (“Fiscal 2025”), 2024

(“Fiscal 2024”) and 2023 (“Fiscal 2023”), respectively. Unamortized debt issuance costs are a direct deduction from mortgages payable on the consolidated balance sheets.

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

FREIT expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations amounted to approximately $281,000, $308,000 and $287,000 in Fiscal 2025, 2024 and 2023, respectively.

Stock-based compensation:

FREIT has a stock-based compensation plan that was approved by FREIT’s Board of Directors (the “Board”), and ratified by FREIT’s stockholders. Stock based awards are accounted for based on their grant-date fair value. (See Note 10)

Note 2 – Maryland property dispositions:

On November 22, 2021, certain affiliates (the “Maryland Sellers”) of FREIT entered into a Purchase and Sale Agreement (the “Maryland Purchase and Sale Agreement”) with MCB Acquisition Company, LLC (the “Maryland Purchaser”), a third party, pursuant to which the Maryland Sellers agreed to sell three properties to the Maryland Purchaser. The properties consisted of retail and office space and a residential apartment community owned by Grande Rotunda, LLC (the “Rotunda Property”), a shopping center owned by Damascus Centre, LLC (the “Damascus Property”), and a shopping center owned by WestFREIT Corp. (the “Westridge Square Property”). FREIT owned 100% of its subsidiary, WestFREIT Corp. (“WestFREIT”), a 60% interest in Grande Rotunda, LLC (“Grande Rotunda”), the joint venture that owned the Rotunda Property, and a 70% interest in Damascus Centre, LLC (“Damascus Centre”), the joint venture that owned the Damascus Property.

The sale of the Maryland Properties having a total net book value of $172.3 million (as adjusted) was consummated by the Maryland Sellers and the Maryland Purchaser for a purchase price of $248,750,269, after giving effect to the $15,526,731 escrow deposit (the “Maryland Purchaser Escrow Payment”). This sale resulted in net proceeds of approximately $58.7 million, after payment of related mortgage debt in the amount of $155.8 million and the corresponding swap breakage fees of approximately $213,000 related to the early termination of the interest rate swap contracts on the Damascus Property loan, payment of loans (including interest) to each of the equity owners in Grande Rotunda in the amount of approximately $31 million and certain transactional expenses and transfer taxes including brokerage fees due to Hekemian & Co. of approximately $6.4 million (see Note 8 for additional details). As of October 31, 2025, approximately $7,087,000 of the Maryland Purchaser Escrow Payment was released from escrow to the Maryland Sellers with no remaining funds held in post-closing escrow for rents anticipated to be released. The escrow and related gain on sale were reduced by approximately $0.4 million and $1 million for the fiscal years ended October 31, 2024 and 2023, respectively, due to a change in estimate related to a change in the timing of anticipated rent commencement dates for certain tenants, which reduced the escrowed funds released. The sale of the Maryland Properties resulted in a net gain of approximately $67.4 million (as adjusted) (FREIT’s share was approximately $44.8 million) which included approximately $7.1 million of proceeds released from funds held in escrow, a write-off of the straight-line rent receivable of approximately $2.9 million and a write-off of unamortized lease commissions of approximately $1.7 million.

As the disposal of the Maryland Properties did not represent a strategic shift that would have a major impact on FREIT’s operations or financial results, the properties’ operations were not reflected as discontinued operations in the accompanying consolidated financial statements.

Note 3 – Investment in tenancy-in-common:

Pursuant to the TIC agreement, FREIT has a 65% undivided interest in the Pierre Towers property. Based on the guidance of ASC 810, “Consolidation”, FREIT’s investment in the TIC is accounted for under the equity method of accounting.

FREIT’s investment in the TIC was approximately $16.9 million and $17.5 million at October 31, 2025 and 2024, respectively. For the fiscal years ended October 31, 2025, 2024 and 2023, FREIT recognized a loss on investment in TIC of approximately $135,000, $170,000 and $271,000, respectively, in the accompanying consolidated statements of income. Additionally, because the Pierre Towers property was part of the original portfolio sale to Sinatra Properties, LLC (“Sinatra”), approximately $166,000 in expenses were reimbursed to FREIT in the fiscal year ended October 31, 2024 in connection with the terminated Sinatra transaction (See Note 14).

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement was renewed for a one (1) year term expiring on February 28, 2027.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $446,000, $425,000 and $418,000 for the fiscal years ended October 31, 2025, 2024 and 2023, respectively. Hekemian & Co. management fees outstanding at October 31, 2025 and 2024 were approximately $49,600 and $35,700, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $67,000, $55,000 and $51,000 for the fiscal years ended October 31, 2025, 2024 and 2023, respectively.

The following table summarizes the balance sheets of the Pierre Towers property as of October 31, 2025 and 2024, accounted for by the equity method:

	October 31,	October 31,
	2025	2024
	(In Thousands of Dollars)

Real estate, net	$71,928	$72,707
Cash and cash equivalents	335	1,442
Tenants' security accounts	563	528
Receivables and other assets	575	556
Total assets	$73,401	$75,233

Mortgages payable, net of unamortized debt issuance costs	$46,173	$47,362
Accounts payable and accrued expenses	480	229
Tenants' security deposits	562	529
Deferred revenue	152	172
Equity	26,034	26,941
Total liabilities & equity	$73,401	$75,233

FREIT's investment in TIC (65% interest)	$16,922	$17,512

The following table summarizes the statements of operations of the Pierre Towers property for the fiscal years ended October 31, 2025, 2024 and 2023, accounted for by the equity method:

	Years Ended October 31,
	2025	2024	2023
	(In Thousands of Dollars)

Revenue	$8,669	$8,591	$8,278
Operating expenses	(5,141)	(4,977)	(4,893)
Depreciation	(2,270)	(2,235)	(2,212)
Operating income	1,258	1,379	1,173

Interest income	56	82	—
Sinatra expenses due to FREIT	—	(166)	—
Interest expense including amortization of deferred financing costs	(1,521)	(1,556)	(1,590)

Net loss	$(207)	$(261)	$(417)

FREIT's loss on investment in TIC (65% interest)	$(135)	$(170)	$(271)

Note 4 - Real estate:

Real estate consists of the following:

	Range of
	Estimated	October 31,
	Useful Lives	2025	2024
		(In Thousands of Dollars)
Land		$40,813	$40,813
Unimproved land		405	405
Apartment buildings	7-40 years	70,928	70,686
Commercial buildings/shopping centers	5-40 years	42,633	42,695
Equipment/furniture	5-15 years	2,388	2,311
Total real estate, gross		157,167	156,910
Less: accumulated depreciation		67,748	65,048
Total real estate, net		$89,419	$91,862

Note 5 – Mortgages payable and line of credit:

	October 31, 2025		October 31, 2024
	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs	Principal (Including Deferred Interest)	Unamortized Debt Issuance Costs
	(In Thousands of Dollars)		(In Thousands of Dollars)
Westwood, NJ (A)	$9,808	$31	$15,995	$9
Wayne, NJ (B)	28,190	185	28,728	234
River Edge, NJ (C)	8,715	33	8,811	55
Red Bank, NJ (D)	11,030	33	11,281	48
Wayne, NJ (E)	25,000	10	25,000	118
Middletown, NY (F)	13,754	64	13,920	5
Westwood, NJ (G)	24,803	120	25,136	263
Total fixed rate	121,300	476	128,871	732
Line of credit - Provident Bank (H)	—	40	—	67
Total variable rate	—	40	—	67
Total	$121,300	$516	$128,871	$799

(A)	On January 14, 2013, FREIT refinanced its Westwood Plaza mortgage loan in the amount of $8 million, with a new mortgage loan held by Valley National Bank in the amount of $22,750,000, which was payable in monthly installments of $129,702 including interest at 4.75% through February 1, 2023 at which time the outstanding balance was due.

Effective February 1, 2023, FREIT entered into a loan extension and modification agreement with Valley National Bank on this loan with a then outstanding balance of $16,864,361. Under the terms and conditions of this loan extension and modification, the maturity date of the loan was extended for a term of one (1) year from February 1, 2023 to February 1, 2024 with the option of FREIT to extend for one additional year from the extended maturity date, subject to certain provisions of the loan agreement. The loan was based on a fixed interest rate of 7.5% and was payable based on monthly installments of principal and interest of approximately $157,347. Additionally, FREIT funded an interest reserve escrow account (“Escrow”) at closing representing the annualized principal and interest payments for one (1) year, amounting to approximately $1,888,166. On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement, to extend the term of this loan for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. The outstanding balance of this loan as of February 1, 2024 was approximately $16,458,000, payable based on monthly installments of principal and interest of approximately $166,727, and bearing interest at a fixed rate of 8.5%. Additionally, FREIT funded the Escrow with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension.

Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the then existing loan agreement. Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan.

The mortgage is secured by a retail building located in Westwood, New Jersey having a net book value of approximately $7,217,000 as of October 31, 2025 including approximately $246,000 classified as construction in progress.

As a result of the negative impact of the COVID-19 pandemic at this property, FREIT was granted debt payment relief from the lender in the form of deferral of principal and interest payments for a three-month period which ended June 30, 2020, resulting in total deferred payments of approximately $390,000, of which approximately $222,000 related to deferred interest. These deferred payments were included in the mortgages payable on the consolidated balance sheet as of October 31, 2024 and was paid in full in May 2025 as part of the loan extension and modification agreement with Valley National Bank.

(B)	On August 26, 2019, Berdan Court, LLC (“Berdan Court”), refinanced its $17 million loan with a new lender in the amount of $28,815,000. This refinancing resulted in: (i) a reduction in the annual interest rate from a fixed rate of 6.09% to a fixed rate of 3.54% and (ii) net refinancing proceeds of approximately $11.6 million, which could be used for capital expenditures and general corporate purposes. The loan was interest-only for the first five years of the term with monthly installments of approximately $85,004 each month through September 1, 2024. Thereafter, monthly installments of principal plus interest totaling approximately $130,036 are required each month until September 1, 2029 at which time the unpaid balance is due.

The mortgage is secured by an apartment building located in Wayne, New Jersey having a net book value of approximately $1,310,000 as of October 31, 2025.

(C)	On November 19, 2013, FREIT refinanced mortgage loans with a new mortgage loan in the amount of $11,200,000 payable in monthly installments of $57,456 including interest at 4.54% through December 1, 2023 at which time the outstanding balance was due. Provident Bank extended the initial maturity date of this loan for a 90-day period from December 1, 2023 to March 1, 2024 and further extended this loan for another 60-day period with a new maturity date of June 1, 2024, based on the same terms and conditions of the existing loan agreement.

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

The mortgage is secured by an apartment building located in River Edge, New Jersey having a net book value of approximately $821,000 as of October 31, 2025.

(D)	On December 7, 2017, Station Place on Monmouth, LLC (“Station Place”) closed on a mortgage loan in the amount of $12,350,000 held by Provident Bank to purchase the Station Place property located in Red Bank, New Jersey. Interest-only payments were required each month for the first two years of the term and thereafter, principal payments plus accrued interest were required each month through maturity. The loan bears a floating interest rate equal to 180 basis points over the one-month SOFR with a maturity date of December 15, 2027. In order to minimize interest rate volatility during the term of the loan, Station Place entered into an interest rate swap agreement that, in effect, converted the floating interest rate to a fixed interest rate of 4.35% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap contract.)

The mortgage is secured by an apartment building located in Red Bank, New Jersey having a net book value of approximately $17,488,000 as of October 31, 2025.

(E)	On July 22, 2022, Wayne PSC, LLC (“Wayne PSC”) refinanced its $22.1 million loan (inclusive of deferred interest of approximately $136,000), which would have matured on October 1, 2026, with a new loan held by ConnectOne Bank in the amount of $25,000,000. This loan was interest-only based on a fixed interest rate of 5% and had a term of three years with a maturity date of August 1, 2025. Additionally, an interest reserve escrow was established at closing representing twelve months of interest of $1,250,000, which could be used to pay monthly interest on this loan with a requirement to replenish the escrow account back to $1,250,000 when the balance in the escrow account was reduced to three months of interest. This refinancing resulted in (i) annual debt service savings of approximately $340,000 due to interest-only payments; (ii) an increase in the interest rate from a fixed interest rate of 3.625% to a fixed interest rate of 5%; and (iii) net refinancing proceeds of approximately $1.1 million which can be used for capital expenditures and general corporate purposes. As part of the refinancing, Wayne PSC terminated the interest rate swap contract on the underlying loan resulting in a realized gain on the swap breakage of approximately $1.4 million, which was recorded as a realized gain on the accompanying consolidated statement of income for the fiscal year ended October 31, 2022.

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness Shopping Center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

The mortgage is secured by a shopping center located in Wayne, New Jersey having a net book value of approximately $20,591,000 as of October 31, 2025 including approximately $722,000 classified as construction in progress. As of October 31, 2025, the interest reserve escrow account has a balance of approximately $405,000.

(F)	On December 29, 2014, FREIT Regency, LLC (“Regency”) closed on a $16.2 million mortgage loan with Provident Bank. The loan was based on a floating interest rate equal to 125 basis points over the one-month SOFR and had a maturity date of December 15, 2024. Interest-only payments were required each month through December 15, 2017 and thereafter, principal payments of $27,807 (plus accrued interest) were required each month through maturity. In order to minimize interest rate volatility during the term of the loan, Regency entered into an interest rate swap contract that, in effect, converted the floating interest rate to a fixed interest rate of 3.75% over the term of the loan. (See Note 6 for additional information relating to the interest rate swap contract.)

On December 15, 2024, the mortgage and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.

The mortgage is secured by an apartment complex located in Middletown, New York having a net book value of $16,315,000 as of October 31, 2025.

(G)	On August 3, 2023, Westwood Hills refinanced its $25,000,000 loan (which would have matured on October 1, 2023) with a new loan held by Minnesota Life Insurance Company in the amount of $25,500,000. This loan is based on a fixed interest rate of 6.05%, provides for monthly payments of principal and interest of $153,706 and has a term of three years with a maturity date of September 1, 2026. This refinancing resulted in a decrease in the interest rate from a variable interest rate of approximately 9.21% (at the time of the refinancing) to a fixed interest rate of 6.05% and annual debt service savings of approximately $535,000.

The mortgage is secured by an apartment building located in Westwood, New Jersey having a net book value of approximately $7,567,000 as of October 31, 2025.

(H)	FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping Center located in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of October 31, 2025 and 2024, there was no amount outstanding and $13 million was available under the line of credit.

Certain of the Company’s mortgage loans and the line of credit contain financial covenants. The Company was in compliance with all of its financial covenants as of October 31, 2025.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Fair value of long-term debt:

The following table shows the estimated fair value and carrying value of FREIT’s long-term debt, net at October 31, 2025 and 2024:

	October 31,	October 31,
($ in Millions)	2025	2024
Fair Value	$118.4	$124.7

Carrying Value, Net	$120.8	$128.1

Fair values are estimated based on market interest rates at the end of each fiscal year and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Principal amounts (in thousands of dollars) due under the above obligations in each of the five years subsequent to October 31, 2025 are as follows:

Year Ending October 31,	Amount
2026	$60,618	(a)
2027	$9,655
2028	$24,521
2029	$26,506
2030	$-

(a)	This includes the loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025. Wayne PSC is working with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of this loan’s maturity date while discussions are ongoing, with each extension made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

Note 6 – Fair value measurements:

Financial assets that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) interest rate swap contracts.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $18,174,000 and $29,259,000 as of October 31, 2025 and 2024, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the consolidated statements of income and reflected as accreted interest in the consolidated statements of cash flows. For the fiscal years ended October 31, 2025, 2024, and 2023 this amounted to approximately $800,000, $801,000, and $353,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income (loss). Upon sale, the realized gain or loss related to these investments is recognized in investment income in the consolidated statements of income. For the fiscal years ended October 31, 2025 and 2024, FREIT recorded an unrealized gain of approximately $13,000 and loss of approximately $12,000, respectively, in the consolidated statement of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such period. For the fiscal year ended October 31, 2023, there was no unrealized gain or loss recorded for the available for sale investments in U.S. Treasury securities. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the Regency and Station Place interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. On December 15, 2024, the

Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 5 for further details.)

For the fiscal years ended October 31, 2025, 2024 and 2023, FREIT recorded an unrealized loss of approximately $296,000, $830,000 and $73,000, respectively, in the consolidated statement of comprehensive income representing the change in the fair value of these cash flow hedges during such period. As of October 31, 2025, there was an asset of approximately $210,000 for the Station Place swap. As of October 31, 2024, there was an asset of approximately $54,000 for the Regency swap and $452,000 for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 7 - Commitments and contingencies:

Leases

Commercial tenants:

FREIT leases commercial space having a net book value of approximately $33.7 million at October 31, 2025 to tenants for periods of up to twenty-five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancellable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, subsequent to October 31, 2025, is as follows:

Year Ending October 31,	Amount
2026	$5,189
2027	4,178
2028	3,116
2029	2,875
2030	2,693
Thereafter	2,795
Total	$20,846

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases based on the percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the years in the three-year period ended October 31, 2025 were not material.

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

Note 8 - Management agreement, fees and transactions with related party:

On April 10, 2002, FREIT and Hekemian & Co. executed a management agreement dated as of November 1, 2001 (“Management Agreement”) whereby Hekemian & Co. would continue as the managing agent for FREIT. The Management Agreement expires on October 31, 2027 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,427,000, $1,351,000, and $1,342,000 in Fiscal 2025, 2024 and 2023, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $418,000, $563,000 and $825,000 in Fiscal 2025, 2024 and 2023, respectively. Total Hekemian & Co. management fees outstanding at October 31, 2025 and 2024 were approximately $152,000 and $116,000, respectively, and included in accounts payable on the accompanying consolidated balance sheets. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $212,000, $177,000 and $166,000 in Fiscal 2025, 2024 and 2023, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred during Fiscal 2025, 2024 and 2023 were approximately $60,000, $89,000 and $307,000, respectively. Fees incurred during Fiscal 2025 related to commissions to Hekemian & Co. for the following: $35,000 for the modification and extension of the loan on the Regency property; and $25,000 for the extension of the loan on the Westwood Plaza property. Fees incurred during Fiscal 2024 related to commissions to Hekemian & Co. for the following: $32,500 for the renewal of FREIT’s line of credit; $22,400 for the modification and extension of the loan on the Steuben Arms property; $21,100 for the extension of the loan on the Westwood Plaza property; and $13,400 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property. Fees incurred during Fiscal 2023 related to commissions to Hekemian & Co. for the following: $129,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Rotunda Property; $20,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Westridge Square Property; $10,000 for the additional proceeds received from the post-closing rent escrow for the sale of the Damascus Property; $127,500 for refinancing of the loan on the Westwood Hills property; and $21,000 for the modification and extension of the loan on the Westwood Plaza property. The commissions related to the sale of the Rotunda Property, the Damascus Property and the Westridge Square Property were charged against the gain on sale of the Maryland Properties (see Note 2) in the accompanying consolidated statements of income for the fiscal years ended October 31, 2025, 2024 and 2023. The commissions for the renewal of FREIT’s line of credit and the modification/extension/refinancing of loans were accounted for as deferred mortgage costs and included in the unamortized debt issuance costs in the accompanying consolidated balance sheets as of October 31, 2025 and 2024.

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

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including interest and stock awards) incurred by FREIT for Fiscal 2025, 2024 and 2023 was approximately $680,000, $680,000 and $644,000, respectively, for Robert S. Hekemian, Jr., $45,000, $45,000 and $43,000, respectively, for Allan Tubin and $80,000, $80,000 and $76,000, respectively, for David Hekemian. (See Notes 10 and 11 to FREIT’s consolidated financial statements). Such costs are included within operating expenses on the accompanying consolidated statements of income.

Note 9 - Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ended October 31, 2025. For the fiscal year ended October 31, 2024, FREIT has distributed 100% of its ordinary taxable income and 100% of its capital gain to its stockholders as dividends. For the fiscal year ended October 31,

2023, there was no taxable income and FREIT distributed 100% of its capital gain to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s consolidated financial statements for the fiscal years ended October 31, 2025, 2024 and 2023.

As of October 31, 2025, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2022 remain open to examination by the major taxing jurisdictions.

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

On March 9, 2023, in accordance with the Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2023, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 9, 2023 of $15.50 per Share, the Board approved an award of 1,290 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,290 Shares were issued to each director on March 9, 2023 and upon issuance were deemed fully paid and non-assessable.

On March 22, 2024, in accordance with the Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2024, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on March 22, 2024 of $16.25 per Share, the Board approved an award of 1,230 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,230 Shares were issued to each director on March 22, 2024 and upon issuance were deemed fully paid and non-assessable.

On February 20, 2025, in accordance with the Plan, the Compensation Committee recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2025, in lieu of cash compensation in the amount of $20,000, each director was awarded Shares in FREIT. Based on the closing price of FREIT’s Shares on February 21, 2025 of $16.76 per Share, the Board approved an award of 1,193 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,193 Shares were issued to each director on February 20, 2025 and upon issuance were deemed fully paid and non-assessable.

As of October 31, 2025, 419,709 shares are available for issuance under the Plan.

For Fiscal 2025, 2024 and 2023, compensation expense related to stock options vested amounted to approximately $0, $1,000 and $11,000, respectively. On September 3, 2024, the 3,640 options granted on September 4, 2014 expired unexercised. In Fiscal 2024 and 2023, 4,800 and 117,700, respectively, options were exercised for an aggregate amount of approximately $37,900 and $1.3 million, respectively. As of October 31, 2025, all options have been fully vested and exercised with no remaining compensation cost to be recognized.

The following table summarizes stock option activity for Fiscal 2024 and 2023:

	Year Ended October 31,		Year Ended October 31,
	2024		2023
	No. of Options	Weighted Average	No. of Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at beginning of year	8,440	$9.21	126,140	$10.64
Options granted during year	—	—	—	—
Options forfeited/cancelled during year	(3,640)	(10.95)	—	—
Options exercised during year	(4,800)	(7.90)	(117,700)	(10.74)
Options outstanding at end of year	—	$—	8,440	$9.21
Options vested and expected to vest	—		8,290
Options exercisable at end of year	—		7,440

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

For the fiscal year ended October 31, 2023, the aggregate amounts of deferred director fees together with related interest and dividends were approximately $26,500, which have been paid through the issuance of 1,630 vested FREIT share units based on the closing price of FREIT shares on the dates as set forth in the Deferred Fee Plan. For the fiscal year ended October 31, 2023, FREIT has charged as expense approximately $26,500, representing deferred director fees and interest, and the balance of approximately $0, representing dividends payable in respect of share units allocated to Plan participants, has been charged to equity.

Note 12 - Dividends and earnings per share:

The Board declared dividends of approximately $2,690,000 ($0.36 per share), $6,343,000 ($0.85 per share) and $3,520,000 ($0.45 per share), respectively, to stockholders of record during Fiscal 2025, 2024 and 2023.

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

For Fiscal 2025, only basic earnings per share is presented since there are no outstanding stock options or other diluted securities. For Fiscal 2024, the outstanding stock options increased the average dilutive shares outstanding by approximately 4,000 shares with no impact on earnings per share. For Fiscal 2023, the outstanding stock options increased the average dilutive shares outstanding by approximately 6,000 shares with no impact on earnings per share. There were no anti-dilutive shares for the fiscal years ended October 31, 2024 and 2023. Anti-dilutive shares consisted of out-of-the money stock options under the Equity Incentive Plan (see Note 10).

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

The commercial segment is comprised of five (5) properties and the residential segment is comprised of six (6) properties during the fiscal years ended October 31, 2025, 2024 and 2023.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income attributable to common equity for each of the years in the three-year period ended October 31, 2025. Asset information is not reported since FREIT does not use this measure to assess performance.

	Years Ended October 31,
	2025	2024	2023
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$7,641	$7,895	$8,789
Residential	21,776	20,901	19,655
Total real estate rental revenue	29,417	28,796	28,444

Real estate operating expenses:
Commercial	5,095	4,826	5,080
Residential	9,155	8,919	8,674
Total real estate operating expenses	14,250	13,745	13,754

Net operating income:
Commercial	2,546	3,069	3,709
Residential	12,621	11,982	10,981
Total net operating income	$15,167	$15,051	$14,690

Recurring capital improvements - residential	$(502)	$(1,154)	$(532)

Reconciliation to consolidated net income attributable to common equity:
Segment NOI	$15,167	$15,051	$14,690
Deferred rents - straight lining	(100)	(118)	(100)
Investment income	1,351	1,560	1,013
Net loss on sale of Maryland properties	—	(356)	(1,003)
Litigation settlement, net of fees	—	15,673	—
Loss on investment in tenancy-in-common	(135)	(170)	(271)
General and administrative expenses	(2,892)	(4,419)	(4,243)
Depreciation	(2,965)	(2,981)	(2,944)
Financing costs	(7,280)	(7,307)	(7,717)
Net income (loss)	3,146	16,933	(575)
Net loss (income) attributable to noncontrolling interests in subsidiaries	363	(1,081)	1,335
Net income attributable to common equity	$3,509	$15,852	$760

Note 14 - Termination of Purchase and Sale Agreement:

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

Legal costs attributed to the legal proceeding between FREIT and certain of its affiliates and Sinatra have been incurred in the amount of approximately $1,000, $883,000 and $966,000 for the fiscal years ended October 31, 2025, 2024 and 2023, respectively. These costs are included in operating expenses on the consolidated statements of income.

The litigation settlement, offset by certain adjustments and additional expenses, was included as income in “Litigation settlement, net of fees” on the accompanying consolidated statements of income for the fiscal year ended October 31, 2024. The settlement triggered the following items:

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

Note 15 – Stockholder Rights Plan:

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

Note 16 – Kmart lease termination:

On June 24, 2023, the owner/operator of the 84,254 square foot Kmart store at our Westwood Plaza shopping center located in Westwood, New Jersey informed FREIT of its intent to sublet its space to three unidentified retail tenants. The term of the lease for Kmart was due to expire on October 31, 2027 with two 5-year renewal options remaining. The lease agreement provided that base rent payments were fixed at $4.00 per square foot ($336,720 annually) and additional rent for common area maintenance and insurance costs were based on an amount less than Kmart’s pro rata share of the shopping center. While significant tenant and/or capital improvements will be necessary to fit-up this space for a new tenant or tenants, FREIT believes potentially higher rent amounts, if achieved, will more than offset lost rent from Kmart and other tenants with co-tenancy clauses and will only increase the overall value of the shopping center. Accordingly, on July 24, 2023, FREIT denied Kmart’s request and elected pursuant to the lease to terminate the Kmart lease effective October 19, 2023. Thus, FREIT now has full control of this space instead of waiting another 14 years to renegotiate or re-lease this space at a higher market rent. In Fiscal 2025 and 2024, Westwood Plaza’s losses of base rent from Kmart’s lease (including rents paid per co-tenancy clause) were approximately $474,000 and 570,000, respectively.

Note 17- Selected quarterly financial data (unaudited):

The following summary represents the results of operations for each quarter for the fiscal years ended October 31, 2025 and 2024 (in thousands, except per share amounts):

2025:	Quarter Ended				Year Ended
	January 31,	April 30,	July 31,	October 31,	October 31,

Revenue	$7,269	$7,258	$7,244	$7,546	$29,317
Expenses, net	6,768	6,477	6,505	6,421	26,171
Net income	501	781	739	1,125	3,146

Net loss (income) attributable to noncontrolling interests in subsidiaries	113	113	140	(3)	363
Net income attributable to common equity	$614	$894	$879	$1,122	$3,509

Earnings per share - basic and diluted	$0.08	$0.12	$0.12	$0.15	$0.47

Dividends declared per share	$0.08	$0.08	$0.10	$0.10	$0.36

2024:	Quarter Ended					Year Ended
	January 31,	April 30,	July 31,		October 31,	October 31,

Revenue	$6,999	$7,275	$7,147		$7,257	$28,678
Expenses, net	7,665	6,876	(9,188	)(a)	6,392	11,745
Net (loss) income	(666)	399	16,335		865	16,933

Net loss (income) attributable to noncontrolling interests in subsidiaries	154	134	(1,544)		175	(1,081)
Net (loss) income attributable to common equity	$(512)	$533	$14,791		$1,040	$15,852

(Loss) earnings per share - basic and diluted	$(0.07)	$0.07	$1.98	(a)	$0.15	$2.13

Dividends declared per share	$0.05	$0.05	$0.05		$0.70	$0.85

(a) Includes $15.7 million in litigation settlement, net of fees (FREIT's share is approximately $14.1 million - $1.89 per share basic and diluted).

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 2025

(In Thousands of Dollars)

Column A	Column B	Column C		Column D			Column E			Column F	Column G	Column H	Column I
		Initial Cost		Costs Capitalized			Gross Amount at Which
		to Company		Subsequent to Acquisition			Carried at Close of Period
													Life on
			Buildings					Buildings					Which
	Encum-		and		Improve-	Carrying		and		Accumulated	Date of	Date	Depreciation
Description	brances	Land	Improvements	Land	ments	Costs	Land	Improvements	Total (1)	Depreciation	Construction	Acquired	is Computed

Residential Properties:
Steuben Arms - River Edge, NJ	$8,715	$364	$1,773	$—	$1,867		$364	$3,640	$4,004	$3,183	1966	1975	7-40 years
Berdan Court - Wayne, NJ	28,190	250	2,206	—	5,356		250	7,562	7,812	6,502	1964	1965	7-40 years
Westwood Hills - Westwood, NJ	24,803	3,849	11,546	—	3,999		3,849	15,545	19,394	11,827	1965-70	1994	7-39 years
Boulders - Rockaway, NJ	—	1,632	—	3,386	16,543		5,018	16,543	21,561	8,418	2005-2006	1963/1964	7-40 years
Regency Club - Middletown, NY	13,754	2,833	17,792	—	1,369		2,833	19,161	21,994	5,679	2003	2014	7-40 years
Station Place - Red Bank, NJ	11,030	8,793	10,757	—	83		8,793	10,840	19,633	2,145	2015	2017	7-40 years

Commercial Properties:
Franklin Crossing - Franklin Lakes, NJ	—	29	—	3,382	7,647		3,411	7,647	11,058	5,395	1963/75/97	1966	5-39.5 years
Glen Rock, NJ	—	12	36	—	164		12	200	212	173	1940	1962	5-25 years
Westwood Plaza - Westwood, NJ	9,808	6,889	6,416	—	2,543		6,889	8,959	15,848	8,631	1981	1988	5-31.5 years
Preakness S/C - Wayne, NJ	25,000	9,280	24,217	—	2,603		9,280	26,820	36,100	15,795	1955/89/00	2002	5-39.5 years

Land Leased:
Rockaway, NJ	—	114	—	—	—		114	—	114	—		1963/1964
Vacant Land:				`
Franklin Lakes, NJ	—	224	—	(156)	—		68	—	68	—		1966/93
Wayne, NJ	—	286	—	—	—		286	—	286	—		2002
Rockaway, NJ	—	51	—	—	—		51	—	51	—		1963/1964
	$121,300	$34,606	$74,743	$6,612	$42,174	$—	$41,218	$116,917	$158,135	$67,748

(1) Total cost for each property is the same for federal income tax purposes, with the exception of the Regency Club and Station Place whose cost for federal income tax purposes is approximately $13.9 million and $4.2 million, respectively.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(In Thousands of Dollars)

Reconciliation of Real Estate and Accumulated Depreciation:

	2025	2024	2023

Real estate:
Balance, Beginning of year	$157,854	$156,859	$156,223

Additions - Buildings and improvements	546	1,272	896

Disposals - Buildings and improvements	(265)	(277)	(260)

Balance, end of year	$158,135	$157,854	$156,859

Accumulated depreciation:
Balance, Beginning of year	$65,048	$62,344	$59,660

Additions - Charged to operating expenses	2,965	2,981	2,944

Disposals - Buildings and improvements	(265)	(277)	(260)

Balance, end of year	$67,748	$65,048	$62,344

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. (“FREIT”)

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Amendment and Restatement of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix A to FREIT’s Registration Statement on Form S-4/A filed on March 26, 2021.)
3.2	Bylaws of First Real Estate Investment Trust of New Jersey, Inc. (Incorporated by reference to Appendix B to FREIT’s Registration Statement on Form S-4A filed on March 26, 2021.)
4	Form of Specimen Share Certificate, Beneficial Interest in FREIT.
4.1	Stockholder Rights Plan dated July 31, 2023, by and between FREIT and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to FREIT’s Form 8-K filed on August 3, 2023).
10.1	Management Agreement dated April 10, 2002, by and between FREIT and Hekemian & Co., Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.2	Indemnification Agreements by Damascus 100, LLC and Rotunda 100, LLC to FREIT. (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.3	Notes from Hekemian & Co., Inc. employees relative to their investments in each of Grande Rotunda, LLC and Damascus Centre, LLC and the related documents (pledge and security agreements and amendments). (Incorporated by reference to Exhibits 10.3.1, 10.3.2, 10.3.3, 10.3.4, 10.3.5, 10.3.6, 10.3.7, 10.3.8, 10.3.9, 10.3.10, 10.3.11, 10.3.12, 10.3.13, 10.3.14, 10.3.15, 10.4.1, 10.4.2, 10.4.3, 10.4.4, 10.4.5, 10.4.6, 10.4.7, 10.4.8, 10.4.9 and 10.4.10, respectively, to FREIT’s 10-Q for the quarter ended April 30, 2008 and filed with the SEC on June 9, 2008)
10.4	Agency Agreement dated August 13, 2008 between Damascus Centre, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s 10-Q for the quarter ended July 31, 2008 and filed with the SEC on September 9, 2008)
10.5	Agency Agreement dated November 10, 2009 between Grande Rotunda, LLC and Hekemian Development Resources, LLC. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended April 30, 2010 and filed with the SEC on June 9, 2010)
10.6	Amendment No. 1 to Agency Agreement dated as of July 24, 2012 between Grande Rotunda, LLC and Hekemian Resources Development, LLC. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2013 and filed with the SEC on January 14, 2014)
10.7	Line of Credit Note in the principal amount of $18 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.6 to FREIT’s Form 10-K for the fiscal year ended October 31, 2009 and filed with the SEC on January 14, 2010)
10.8	Amended and Restated Deferred Fee Plan, adopted as of October 31, 2014. (Incorporated by reference to Exhibit 10.8 to FREIT’s Form 10-K for the year ended October 31, 2014 and filed with the SEC on January 14, 2015)
10.9	Amendment No.2 to Amended and Restated Deferred Fee Plan, adopted May 7, 2015. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended July 31, 2015 and filed with the SEC on September 9, 2015)
10.10	Property Management Agreement dated February 28, 2020 between Pierre Towers LLC and Hekemian & Co. Inc. (Incorporated by reference to Exhibit 10.10 to FREIT’s Form 10-K for the fiscal year ended October 31, 2020 and filed with the SEC on January 29, 2021)
10.11	Line of Credit Note in the principal amount of $13 million executed by FREIT as Borrower, and delivered to Provident Bank, as Lender, in connection with the Credit Facility provided by Provident Bank to FREIT. (Incorporated by reference to Exhibit 10.11 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.12	Purchase and Sale Agreement dated November 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by

reference to Exhibit 10.12 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.13	First Amendment to Purchase and Sale Agreement dated December 22, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.13 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.14	Second Amendment to Purchase and Sale Agreement dated December 23, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.14 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.15	Third Amendment to Purchase and Sale Agreement dated December 28, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.15 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.16	Fourth Amendment to Purchase and Sale Agreement dated December 30, 2021 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.16 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.17	Fifth Amendment to Purchase and Sale Agreement dated January 7, 2022 by and among WestFREIT Corp., Damascus Centre, LLC and Grande Rotunda, LLC as Sellers and MCB Acquisition Company LLC as Purchaser. (Incorporated by reference to Exhibit 10.17 to FREIT’s Form 10-K for the fiscal year ended October 31, 2021 and filed with the SEC on January 28, 2022)
10.18	First Amendment to Management Agreement dated January 14, 2020, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.2 to FREIT’s Form 8-K filed on January 15, 2020).
10.19	Second Amendment to Management Agreement dated March 9, 2023, by and between FREIT and Hekemian & Company, Inc. (Incorporated by reference to Exhibit 10.1 to FREIT’s Form 10-Q for the quarter ended January 31, 2023).
10.20	FREIT Compensation Recoupment Policy (Incorporated by reference to Exhibit 10.20 to FREIT’s Form 10-K for the fiscal year ended October 31, 2024 and filed with the SEC on January 29, 2025)
10.21	FREIT Insider Trading Policy (Incorporated by reference to Exhibit 10.21 to FREIT’s Form 10-K for the fiscal year ended October 31, 2024 and filed with the SEC on January 29, 2025)
21	Subsidiaries of FREIT
23.1	Consent of EisnerAmper LLP
31.1	Rule 13a-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a) - Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from FREIT’s annual report on Form 10-K for the fiscal year ended October 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) consolidated balance sheets; (ii) consolidated statements of income; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity; (v) consolidated statements of cash flows; and (vi) notes to consolidated financial statements.

* FREIT will furnish a copy of any exhibit not included herewith upon request and upon payment of FREIT’s reasonable expenses in furnishing such exhibit.