Form 10-Q
period 2026-01-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2026-03-17
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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

As of March 17, 2026, the number of shares of common stock outstanding was 7,482,432.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	October 31,
	2026	2025
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$88,788	$89,419
Construction in progress	969	968
Cash and cash equivalents	18,503	17,926
Investment in U.S. Treasury securities available-for-sale	17,292	18,174
Investment in tenancy-in-common	16,921	16,922
Tenants' security accounts	810	833
Receivables arising from straight-lining of rents	463	472
Accounts receivable, net of allowance for doubtful accounts of $257 and $258 as of January 31, 2026 and October 31, 2025, respectively	243	201
Prepaid expenses and other assets	4,573	4,511
Deferred charges, net	255	238
Interest rate swap contract	180	210
Total Assets	$148,997	$149,874

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$120,837	$121,300
Less unamortized debt issuance costs	426	516
Mortgages payable, net	120,411	120,784

Accounts payable and accrued expenses	717	665
Dividends payable	747	747
Tenants' security deposits	1,145	1,132
Deferred revenue	609	843
Total Liabilities	123,629	124,171

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,471,344 shares issued at January 31, 2026 and October 31, 2025	75	75
Additional paid-in-capital	32,393	32,393
Retained earnings	1,556	1,360
Accumulated other comprehensive income	181	211
Total Common Equity	34,205	34,039
Noncontrolling interests in subsidiaries	(8,837)	(8,336)
Total Equity	25,368	25,703
Total Liabilities and Equity	$148,997	$149,874

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Three Months Ended January 31,
	2026	2025
	(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$6,851	$6,592
Reimbursements	553	565
Sundry income	100	112
Total revenue	7,504	7,269

Expenses:
Operating expenses	2,560	2,765
Management fees	345	368
Real estate taxes	1,498	1,448
Depreciation	721	723
Total expenses	5,124	5,304

Investment income	284	400
(Loss) income on investment in tenancy-in-common	(1)	9
Interest expense including amortization of deferred financing costs	(1,861)	(1,873)
Net income	802	501

Net loss attributable to noncontrolling interests in subsidiaries	141	113

Net income attributable to common equity	$943	$614

Earnings per share:
Basic and diluted	$0.13	$0.08

Weighted average shares outstanding:
Basic and diluted	7,471	7,463

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Three Months Ended January 31,
	2026	2025
	(In Thousands of Dollars)

Net income	$802	$501

Other comprehensive income:
Unrealized gain on interest rate swap contract before reclassifications	11	55
Amount reclassified from accumulated other comprehensive income to interest expense	(41)	(97)
Net unrealized loss on interest rate swap contract	(30)	(42)

Unrealized gain on U.S. Treasury securities available-for-sale before reclassifications	1	12
Amount reclassified from accumulated other comprehensive income to investment income	(1)	1
Net unrealized gain on U.S. Treasury securities available-for-sale	—	13
Comprehensive income	772	472

Comprehensive loss attributable to noncontrolling interests in subsidiaries	141	113

Comprehensive income attributable to common equity	$913	$585

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2026

(Unaudited)

	Common Equity
	Common Stock				Accumulated
			Additional Paid-In-	Retained	Other Comprehensive	Total Common	Noncontrolling Interests	Total
	Shares	Amount	Capital	Earnings	Income	Equity	in Subsidiaries	Equity
	(In Thousands)

Balance at October 31, 2025	7,471	$75	$32,393	$1,360	$211	$34,039	$(8,336)	$25,703

Distributions to noncontrolling interests in subsidiaries						—	(360)	(360)

Net income (loss)				943		943	(141)	802

Dividends declared				(747)		(747)	—	(747)

Net unrealized loss on interest rate swap contract					(30)	(30)	—	(30)

Balance at January 31, 2026	7,471	$75	$32,393	$1,556	$181	$34,205	$(8,837)	$25,368

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

THREE MONTHS ENDED JANUARY 31, 2025

(Unaudited)

	Common Equity
	Common Stock				Accumulated
			Additional Paid-In-	Retained	Other Comprehensive	Total Common	Noncontrolling Interests	Total
	Shares	Amount	Capital	Earnings	Income	Equity	in Subsidiaries	Equity
	(In Thousands)

Balance at October 31, 2024	7,463	$75	$32,253	$541	$494	$33,363	$(7,179)	$26,184

Distributions to noncontrolling interests in subsidiaries						—	(440)	(440)

Net income (loss)				614		614	(113)	501

Dividends declared				(597)		(597)		(597)

Net unrealized loss on interest rate swap contract					(42)	(42)	—	(42)

Net unrealized gain on investment in U.S. Treasury securities available-for-sale					13	13	—	13

Balance at January 31, 2025	7,463	$75	$32,253	$558	$465	$33,351	$(7,732)	$25,619

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

	Three Months Ended
	January 31,
	2026	2025
	(In Thousands of Dollars)
Operating activities:
Net income	$802	$501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	721	723
Amortization	232	148
Loss (income) on investment in tenancy-in-common	1	(9)
Deferred rents - straight line rent	9	28
Bad debt expense	4	26
Accreted interest on investment in U.S. Treasury securities	(138)	(257)
Changes in operating assets and liabilities:
Tenants' security accounts	13	(21)
Accounts receivable, prepaid expenses and other assets	(97)	(122)
Accounts payable and accrued expenses	33	463
Deferred revenue	(234)	39
Net cash provided by operating activities	1,346	1,519
Investing activities:
Purchase of U.S. Treasury securities	(11,356)	(11,511)
Proceeds from maturities of U.S. Treasury securities	12,376	13,543
Capital improvements - existing properties	(72)	(299)
Deferred leasing costs	(37)	(12)
Distribution from investment in tenancy-in-common	—	130
Net cash provided by investing activities	911	1,851
Financing activities:
Repayment of mortgages	(463)	(494)
Deferred financing costs	(122)	(88)
Dividends paid	(747)	(5,224)
Distributions to noncontrolling interests in subsidiaries	(360)	(440)
Net cash used in financing activities	(1,692)	(6,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	565	(2,876)
Cash, cash equivalents and restricted cash, beginning of period	21,528	19,223
Cash, cash equivalents and restricted cash, end of period	$22,093	$16,347

Supplemental disclosure of cash flow data:
Interest paid	$1,649	$1,751

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$46	$30
Financing activities:
Dividends declared but not paid	$747	$597

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$18,503	$11,900
Tenants' security accounts	810	902
Mortgage escrows (included in prepaid expenses and other assets)	2,780	3,545
Total cash, cash equivalents and restricted cash	$22,093	$16,347

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

The consolidated results of operations for the three-month period ended January 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2025.

Note 2 – Recently issued accounting standards:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. This update is effective for annual periods beginning after December 15, 2024. The adoption of this standard will only impact disclosures and will have no material impact on the Company’s consolidated financial statements.

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

Note 3 – Dividends and earnings per share:

On January 15, 2026, FREIT’s Board of Directors (“Board”) declared a dividend of approximately $747,000 ($0.10 per share on the common stock of FREIT) for the first quarter of Fiscal 2026, which was paid on March 13, 2026 to stockholders of record at the close of business on February 27, 2026.

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

For the three months ended January 31, 2026 and 2025, only basic earnings per share is presented since there are no outstanding stock options or other diluted securities.

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) an interest rate swap contract.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $17,292,000 and $18,174,000, as of January 31, 2026 and October 31, 2025, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statements of income and reflected as accreted interest in the condensed consolidated statements of cash flows. For the three months ended January 31, 2026 and 2025, this amounted to approximately $138,000 and $257,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the three months ended January 31, 2026 and 2025, FREIT recorded an unrealized gain of approximately $0 and $13,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 for further details.) For the three months ended January 31, 2026 and 2025, FREIT recorded an unrealized loss of approximately $30,000 and $42,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of January 31, 2026 and October 31, 2025, there was an asset of approximately $180,000 and $210,000, respectively for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in the TIC was approximately $16.9 million at both January 31, 2026 and October 31, 2025. For the three months ended January 31, 2026 and 2025, FREIT recognized a loss on investment in TIC of approximately $1,000 and income of approximately $9,000, respectively, in the accompanying condensed consolidated statements of income.

Hekemian & Co., Inc. (“Hekemian & Co.”) manages the Pierre Towers property pursuant to a management agreement between the owners of the TIC and Hekemian & Co. dated as of February 28, 2020, which renews for successive one (1) year terms unless either party gives written notice of termination to the other party at least sixty (60) days prior to the end of the then-current term. The management agreement expires on February 28, 2027.

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $107,000 and $122,000 for the three months ended January 31, 2026 and 2025, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions charged to operations for the three months ended January 31, 2026 and 2025.

The following table summarizes the balance sheets of the Pierre Towers property as of January 31, 2026 and October 31, 2025, accounted for by the equity method:

	January 31,	October 31,
	2026	2025
	(In Thousands of Dollars)

Real estate, net	$71,654	$71,928
Cash and cash equivalents	464	335
Tenants' security accounts	593	563
Receivables and other assets	486	575
Total assets	$73,197	$73,401

Mortgages payable, net of unamortized debt issuance costs	$45,870	$46,173
Accounts payable and accrued expenses	581	480
Tenants' security deposits	590	562
Deferred revenue	124	152
Equity	26,032	26,034
Total liabilities & equity	$73,197	$73,401

FREIT's investment in TIC (65% interest)	$16,921	$16,922

The following table summarizes the statements of operations of the Pierre Towers property for the three months ended January 31, 2026 and 2025, accounted for by the equity method:

	Three Months Ended January 31,
	2026	2025
	(In Thousands of Dollars)

Revenue	$2,217	$2,177
Operating expenses	1,248	1,237
Depreciation	603	562
Operating income	366	378

Interest income	6	19
Interest expense including amortization of deferred financing costs	(374)	(383)

Net (loss) income	$(2)	$14

FREIT's share of (loss) income on investment in TIC (65% interest)	$(1)	$9

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

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $345,000 and $368,000 for the three months ended January 31, 2026 and 2025, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $130,000 and $93,000 for the three months ended January 31, 2026 and 2025, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $34,000 and $9,000 for the three months ended January 31, 2026 and 2025, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred for the three months ended January 31, 2026 and 2025 were approximately $0 and $35,000, respectively. Fees incurred during the three months ended January 31, 2025 related to a commission to Hekemian & Co. for the modification and extension of the loan on the Regency which was included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of January 31, 2026 and October 31, 2025.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation incurred by FREIT for the three months ended January 31, 2026 and 2025 was approximately $165,000 and $165,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $15,000 and $15,000, respectively, for David B. Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 7 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of January 31, 2026 and October 31, 2025:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	January 31, 2026	January 31, 2026	October 31, 2025
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ	5/31/2027	6.75%	$8,691	$8,715
Berdan Court - Wayne, NJ	9/1/2029	3.54%	28,054	28,190
Westwood Hills - Westwood, NJ	9/1/2026	6.05%	24,717	24,803
Regency Club - Middletown, NY (A)	12/15/2027	6.05%	13,712	13,754
Station Place - Red Bank, NJ	12/15/2027	4.35%	10,966	11,030
Westwood Plaza - Westwood, NJ (B)	5/1/2026	8.50%	9,697	9,808
Preakness S/C - Wayne, NJ (C)	5/1/2026	5.00%	25,000	25,000
Total fixed rate mortgages payable			120,837	121,300
Total unamortized debt issuance costs			(426)	(516)
Total mortgages payable, net			$120,411	$120,784

(A)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.

(B)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement held with Valley National Bank, to extend the term of its loan with a then outstanding balance of approximately $16.6 million and secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

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

(C)	On August 1, 2025, the mortgage secured by the Preakness Shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through May 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing Shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under the line of credit.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, is as follows:

Year Ending October 31,	Amount
2026	$60,618	(a)
2027	9,655
2028	24,521
2029	26,506
2030	—

(a)	Includes the following:

(1)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025 and was further extended. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through May 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $9.6 million which has a maturity date of May 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

(3)	The loan on the Westwood Hills property located in Westwood, New Jersey, in the amount of approximately $24.5 million which has a maturity date of September 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2026 and October 31, 2025:

($ in Millions)	January 31, 2026	October 31, 2025

Fair Value	$117.8	$118.4
Carrying Value, Net	$120.4	$120.8

Fair values are estimated based on market interest rates at January 31, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 8 - Segment information:

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

The accounting policies of the segments are the same as those described in Note 1 in FREIT’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The chief operating and decision-making group responsible for oversight and strategic decisions of FREIT's commercial segment, residential segment and corporate/other is comprised of FREIT’s Board.

FREIT, through its chief operating and decision-making group, assesses and measures segment operating results based on net operating income ("NOI"). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes: deferred rents (straight lining), depreciation, financing costs and other items. NOI is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the three months ended January 31, 2026 and 2025. Asset information is not reported since FREIT does not use this measure to assess performance.

	Three Months Ended
	January 31,
	2026	2025
	(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$1,958	$1,934
Residential	5,555	5,363
Total real estate rental revenue	7,513	7,297

Real estate operating expenses:
Commercial	1,349	1,367
Residential	2,341	2,369
Total real estate operating expenses	3,690	3,736

Net operating income:
Commercial	609	567
Residential	3,214	2,994
Total net operating income	$3,823	$3,561

Recurring capital improvements - residential	$(62)	$(77)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$3,823	$3,561
Deferred rents - straight lining	(9)	(28)
Investment income	284	400
General and administrative expenses	(713)	(845)
(Loss) income on investment in tenancy-in-common	(1)	9
Depreciation	(721)	(723)
Financing costs	(1,861)	(1,873)
Net income	802	501
Net loss attributable to noncontrolling interests in subsidiaries	141	113
Net income attributable to common equity	$943	$614

Note 9 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2026. For the fiscal year ended October 31, 2025, FREIT has distributed 100% of its ordinary taxable income to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the three months ended January 31, 2026 and 2025.

As of January 31, 2026, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2022 remain open to examination by the major taxing jurisdictions.

Note 10 – Equity Incentive Plan:

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

On March 12, 2026, in accordance with the Plan, the Compensation Committee of FREIT’s Board recommended to the Board and the Board approved that for services rendered and to be rendered in Fiscal 2026, in lieu of cash compensation in the amount of $20,000, each director was awarded shares of Common Stock, $0.01 par value, (the “Shares”) in FREIT. Based on the closing price of FREIT’s Shares on March 12, 2026 of $12.62 per Share, the Board approved an award of 1,584 Shares of FREIT to each director serving on FREIT’s Board. As such, 1,584 Shares were issued to each director on March 12, 2026 and upon issuance were deemed fully paid and non-assessable.

As of January 31, 2026, 419,709 shares are available for issuance under the Plan.

Note 11 – Rental Income:

Commercial tenants:

Fixed lease income under our commercial operating leases generally includes fixed minimum lease consideration, which is accrued on a straight-line basis over the terms of the leases. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, maintenance, insurance and certain other operating expenses of the properties.

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the years ending October 31, as of January 31, 2026, is as follows:

Year Ending October 31,	Amount
2026	$5,334
2027	4,435
2028	3,307
2029	3,019
2030	2,837
Thereafter	3,653
Total	$22,585

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the three months ended January 31, 2026 and 2025 were not material.

Residential tenants:

Lease terms for residential tenants are generally for one to two years in term.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget.

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties. FREIT’s properties are primarily located in northern New Jersey and New York.

The economic and financial environment: The U.S. unemployment and inflation rates eased in early 2026. The unemployment rate declined to 4.3% in January 2026, down from roughly 4.4% late in 2025, while CPI inflation slowed from 3.0% in October 2025 to 2.4% in January 2026. Mortgage rates on 30-year fixed rate loans, though still elevated compared to pre-2022 norms, have eased into the low 6% range, offering slightly improved affordability. The broader economy showed resilience over the summer, with real GDP growth reaching an annualized 4.4% in the third quarter of 2025, which is the fastest pace in two years. However, growth slowed to 1.4% in the fourth quarter of 2025, reflecting softer consumer spending, a pullback in government outlays tied to the Fall shutdown and a decline in exports. Given the economic environment, the Federal Reserve held the federal funds rate at 3.50%–3.75% at its January 2026 meeting, marking a pause after three consecutive cuts in late 2025. Uncertainty surrounding tariffs and their broader economic impact remains a notable risk.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units and existing renewals remain generally stable across much of the portfolio, we are seeing a modest but noticeable easing in market strength compared to prior quarters. The stability should meaningfully contribute to FREIT’s income over time but it is uncertain what impact elevated interest rates may have on these properties over the next year.

Commercial Properties: While the Franklin Crossing and Glen Rock shopping centers continue to maintain higher occupancies and strong net operating incomes, the vacancy rates at the Westwood Plaza and Preakness shopping centers remain elevated. Management, along with third-party advisors, is actively working to attract quality tenants and explore redevelopment options to revitalize these spaces. Additionally, the somewhat elevated interest rates could have an adverse impact on the operating and financial performance of our existing commercial tenants.

Debt Financing Availability: Financing has been available to FREIT and its affiliates. Certain recent refinancings and loan modifications/extensions have been at higher interest rates and for shorter terms. In accordance with certain loan agreements, FREIT may be required to meet or maintain certain financial covenants throughout the term of the loan.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement held with Valley National Bank, to extend the term of its loan secured by the Westwood Plaza shopping center located in Westwood, New Jersey, with a then outstanding balance of approximately $16.6 million, for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan has resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through May 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under the line of credit.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, have been applied consistently as of January 31, 2026, and for the three months ended January 31, 2026 and 2025. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the three months ended January 31, 2026 (“Current Quarter”) increased 3.2% to $7,504,000 compared to $7,269,000 for the three months ended January 31, 2025 (“Prior Year’s Quarter”).

The increase in revenue of approximately $235,000 for the Current Quarter was primarily attributable to the residential segment driven by higher base rents across all properties while the average occupancy decreased from 96.8% in the Prior Year’s Quarter to 95.5% in the Current Quarter.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the three months ended January 31, 2026 and 2025:

	Three Months Ended
	January 31,
	2026	2025	Change
	(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$600	$539	$61
Residential properties	3,214	2,994	220
Total income from real estate operations	3,814	3,533	281

Financing costs:
Fixed rate mortgages	(1,649)	(1,751)	102
Mortgage cost amortization	(212)	(122)	(90)
Total financing costs	(1,861)	(1,873)	12

Investment income	284	400	(116)

General & administrative expenses:
Accounting fees	(105)	(118)	13
Legal and professional fees	(71)	(247)	176
Directors fees	(297)	(297)	—
Corporate expenses	(240)	(183)	(57)
Total general & administrative expenses	(713)	(845)	132

Depreciation	(721)	(723)	2
(Loss) income on investment in tenancy-in-common	(1)	9	(10)
Net income	802	501	301

Net loss attributable to noncontrolling interests in subsidiaries	141	113	28

Net income attributable to common equity	$943	$614	$329

The condensed consolidated results of operations for the Current Quarter is not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations, which is a non-GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

Net income-common equity for the Current Quarter was $943,000 ($0.13 per share basic and diluted) compared to $614,000 ($0.08 per share basic and diluted) for the Prior Year’s Quarter.

The increase in net income-common equity of approximately $329,000 for the Current Quarter was primarily attributable to the following: (a) an increase in revenue of approximately $235,000 (FREIT’s share was $194,000); (b) a decline in legal and professional expenses of approximately $176,000 primarily due to advisory fee costs incurred in the Prior Year’s Quarter; partially offset by (c) a decrease in investment income of approximately $116,000. The decrease in investment income was primarily attributable to a $4.8 million decline in the combined average balance of cash and cash equivalents (including U.S. Treasury securities available for sale) as compared to the Prior Year’s Quarter.

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

SEGMENT INFORMATION

The following table sets forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconciles the NOI to condensed consolidated net income-common equity for the Current Quarter as compared to the Prior Year’s Quarter (see below for definition of NOI):

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	January 31,		Increase (Decrease)		January 31,		Increase (Decrease)		January 31,
	2026	2025	$	%	2026	2025	$	%	2026	2025
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,397	$1,350	$47	3.5%	$5,463	$5,270	$193	3.7%	$6,860	$6,620
Reimbursements	554	560	(6)	-1.1%	(1)	5	(6)	-120.0%	553	565
Other	7	24	(17)	-70.8%	93	88	5	5.7%	100	112
Total revenue	1,958	1,934	24	1.2%	5,555	5,363	192	3.6%	7,513	7,297
Operating expenses	1,349	1,367	(18)	-1.3%	2,341	2,369	(28)	-1.2%	3,690	3,736
Net operating income	$609	$567	$42	7.4%	$3,214	$2,994	$220	7.3%	3,823	3,561

Average Occupancy %	47.5%	48.2%		-0.7%	95.5%	96.8%		-1.3%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(9)	(28)
Investment income	284	400
General and administrative expenses	(713)	(845)
(Loss) income on investment in tenancy-in-common	(1)	9
Depreciation	(721)	(723)
Financing costs	(1,861)	(1,873)
Net income	802	501
Net loss attributable to noncontrolling interests in subsidiaries	141	113
Net income attributable to common equity	$943	$614

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

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s commercial segment for the Current Quarter increased by 1.2% and 7.4%, respectively, compared to the Prior Year’s Quarter. Average occupancy for all commercial properties for the Current Quarter decreased by 0.7% compared to the Prior Year’s Quarter.

The increase in revenue and NOI for the Current Quarter was primarily driven by an increase in revenue at the Westwood Plaza shopping center attributed to an increase in the base rental income received from TJ Maxx in the Current Quarter due to the expiration of TJ Maxx’s one-year co-tenancy clause in March 2025.

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

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Quarter:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	2	4,642	$24.40	$24.40	0.0%	$—	$—

Non-comparable leases	1	8,000	$18.90	N/A	N/A	$—	$0.95

Total leasing activity	3	12,642

(a) These leasing costs are presented as annualized costs per square foot and are allocated uniformly over the lease term

(b) This includes new tenant leases and/or modifications/extensions/renewals of existing tenant leases.

RESIDENTIAL SEGMENT

FREIT currently operates six (6) multi-family apartment buildings or complexes totaling 792 apartment units, excluding the Pierre Towers property, which was converted to a TIC (see Note 5 to FREIT’s condensed consolidated financial statements).

As indicated in the table above under the caption Segment Information, total revenue and NOI from FREIT’s residential segment for the Current Quarter increased by 3.6% and 7.3%, respectively, compared to the Prior Year’s Quarter. Average occupancy for all residential properties for the Current Quarter decreased by 1.3% compared to the Prior Year’s Quarter.

The increase in revenue and NOI for the Current Quarter was primarily attributable to an increase in base rents across all properties while the average occupancy rate decreased from 96.8% in the Prior Year’s Quarter to 95.5% in the Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraphs for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,433 and $2,341, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $231,000 and $221,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Three Months Ended January 31,
	2026	2025
	(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$1,649	$1,751
New	—	—
Total gross financing costs	1,649	1,751
Amortization of deferred financing costs	212	122
Total net financing costs	$1,861	$1,873

(a) Includes the effect of an interest rate swap contract which effectively converts the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Quarter decreased by approximately $12,000 or 0.6%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $124,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; offset by (b) an increase of approximately $83,000 resulting from the extension fee paid to extend the loan on the Preakness shopping center in the Current Quarter.

INVESTMENT INCOME

Investment income for the Current Quarter was approximately $284,000 compared to $400,000 for the Prior Year’s Quarter. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The decrease in investment income by approximately $116,000 or 29% was primarily due to a $4.8 million decline in the average balance of cash and cash equivalents (including US Treasury securities available for sale) as compared to the Prior Year’s Quarter.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Quarter was approximately $713,000 compared to $845,000 for the Prior Year’s Quarter. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The decline in G&A of approximately $132,000 or 15.6% for the Current Quarter was primarily driven by a decline in legal and professional expenses of approximately $176,000 due to advisory fee costs incurred in the Prior Year’s Quarter.

DEPRECIATION

Depreciation expense for the Current Quarter was approximately $721,000 compared to $723,000 for the Prior Year’s Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $1,346,000 for the Current Quarter compared to approximately $1,519,000 for the Prior Year’s Quarter. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of January 31, 2026, FREIT had cash, cash equivalents and restricted cash totaling approximately $22,093,000, compared to approximately $21,528,000 at October 31, 2025. The increase in cash, cash equivalents and restricted cash in the Current Quarter of approximately $565,000 was primarily attributable to net cash provided by operating activities of approximately $1,346,000 and net cash provided by investing activities of approximately $911,000 offset by net cash used in financing activities of approximately $1,692,000. The increase in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) proceeds received from maturities of U.S. Treasury securities of approximately $12,376,000; (b) cash provided by operating activities net of dividends paid of approximately $599,000; offset by (c) the purchase of investments in U.S. Treasury securities of approximately $11,356,000; (d) repayment of mortgages of approximately $463,000; (e) distributions to noncontrolling interests in subsidiaries of approximately $360,000; and (f) deferred financing costs of approximately $122,000 paid in the Current Quarter for the extension of the loan on the Preakness shopping center.

Credit Line: FREIT’s revolving line of credit provided by Provident Bank was renewed for a three-year term ending on October 31, 2026. Draws against the credit line can be used for working capital needs and standby letters of credit. Draws against the credit line are secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. The total line of credit is $13 million and the interest rate on the amount outstanding is based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of January 31, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under the line of credit.

Dividend: On January 15, 2026, FREIT’s Board of Directors (“Board”) declared a dividend of approximately $747,000 ($0.10 per share on the common stock of FREIT) for the first quarter of Fiscal 2026, which was paid on March 13, 2026 to stockholders of record at the close of business on February 27, 2026. FREIT’s Board will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on January 15, 2026 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of January 31, 2026, FREIT’s aggregate outstanding mortgage debt was $120.8 million, which bears a weighted average interest rate of 5.34% and an average life of approximately 1.4 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$59.1 (A)	$8.6	$23.8	$26.0

(A)	Includes the following:

(1)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through May 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $9.6 million which has a maturity date of May 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

(3)	The loan on the Westwood Hills property located in Westwood, New Jersey, in the amount of approximately $24.5 million which has a maturity date of September 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at January 31, 2026 and October 31, 2025:

($ in Millions)	January 31, 2026	October 31, 2025

Fair Value	$117.8	$118.4
Carrying Value, Net	$120.4	$120.8

Fair values are estimated based on market interest rates at January 31, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at January 31, 2026, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $1.6 million, and a 1% decrease would increase the fair value by $1.7 million.

On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement held with Valley National Bank, to extend the term of its loan with a then outstanding balance of approximately $16.6 million and secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for one year to May 1, 2026, the interest rate on the outstanding debt is based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 are required. The pay down of this loan has resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through May 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Wayne PSC, LLC continues to evaluate all options for refinancing or replacing the loan. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($10,966,000 at January 31, 2026).

FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

In accordance with ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities to Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT marks-to-market its interest rate swap contract. As the floating interest rate varies from time-to-time over the term of the contract, the value of the contract will change upward or downward. If the floating rate is higher than the fixed rate, the value of the contract goes up and there is a gain and an asset. If the floating rate is less than the fixed rate, there is a loss and a liability. The interest rate swap contract is accounted for as a cash flow hedge with the corresponding gain or loss on this contract not affecting FREIT’s condensed consolidated statement of income; changes in the fair value of this cash flow hedge will be reported in other comprehensive income and appear in the equity section of the condensed consolidated balance sheet. This gain or loss represents the economic consequence of liquidating a fixed interest rate swap and replacing it with like-duration funding at current market rates, something we would likely never do. Periodic cash settlements of this contract will be accounted for as an adjustment to interest expense.

FREIT has the following derivative-related risks with its interest rate swap contract (“contract”): 1) early termination risk, and 2) counterparty credit risk.

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At January 31, 2026, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $180,000 for the Station Place swap, which amount has been included as an asset in FREIT’s condensed consolidated balance sheet as at January 31, 2026. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the three months ended January 31, 2026 and 2025, FREIT recorded an unrealized loss of approximately $30,000 and $42,000, respectively, in the condensed consolidated statements of comprehensive income.

Counterparty Credit Risk: Each party to a contract bears the risk that its counterparty will default on its obligation to make a periodic payment. FREIT reduces this risk by entering into a contract only with major financial institutions that are experienced market makers in the derivatives market.

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). FREIT does not include distributions from equity/debt/capital gain sources in its computation of FFO. Although many consider FFO the standard measurement of a REIT’s performance, FREIT supplements the NAREIT computation to include other adjustments to GAAP net income that are not considered by management to be the primary drivers of its decision making process. These adjustments are straight-line rents and recurring capital improvements on FREIT’s residential apartments. The modified FFO computation is referred to as Adjusted Funds From Operations (“AFFO”). FREIT believes that AFFO is a superior measure of its operating performance. FREIT computes FFO and AFFO as follows:

	For the Three Months Ended January 31,
	2026	2025
	(In Thousands, Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$802	$501
Depreciation of consolidated properties	721	723
Amortization of deferred leasing costs	20	26
Distributions to non-controlling interests	(360)	(360	)(b)
Adjustment to loss on investment in tenancy-in-common for depreciation	392	365
FFO	$1,575	$1,255

Per Share - Basic and Diluted	$0.21	$0.17

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $0.1 million related to the sale of the Rotunda property located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$1,575	$1,255
Deferred rents (Straight lining)	9	28
Capital Improvements - Apartments	(62)	(77)
AFFO	$1,522	$1,206

Per Share - Basic and Diluted	$0.20	$0.16

Weighted Average Shares Outstanding:
Basic and Diluted	7,471	7,463

FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered a substitute for net income as a measure of results of operations or for cash flow from operations as a measure of liquidity. Additionally, the application and calculation of FFO and AFFO by other REITs may vary materially from that of FREIT, and therefore FREIT’s FFO and AFFO may not be directly comparable to those of other REITs.

INFLATION

Inflation can impact the financial performance of FREIT in various ways. FREIT’s commercial tenant leases generally provide that the tenants bear all or a portion of most operating expenses, which can reduce the impact of inflationary increases on FREIT. Apartment leases are generally for one to two-years in term, which may allow FREIT to seek increased rents as leases renew or when new tenants are obtained, subject to prevailing market conditions.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

See “Commercial Segment”, “Residential Segment” and “Liquidity and Capital Resources” under Item 2 above for a detailed discussion of FREIT’s quantitative and qualitative market risk disclosures.

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of January 31, 2026. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

There were no material changes in any risk factors previously disclosed in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2025, that was filed with the Securities and Exchange Commission on January 29, 2026.

Item 6: Exhibits

Exhibit Index

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended January 31, 2026, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: March 17, 2026
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)