Form 10-Q
period 2026-04-30
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2026-06-12
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2026

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

(201) 488-6400

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTC Pink Limited Market
Preferred Stock Purchase Rights (1)

(1)	Registered pursuant to Section 12 (b) of the Act pursuant to a form 8-A filed by the registrant on August 3, 2023. Until the Distribution Date (as defined in the registrant’s Stockholder Rights Agreement dated July 31, 2023 and amended as of May 12, 2026) the Preferred Stock Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Stock Purchase Rights are attached.

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

As of June 12, 2026, the number of shares of common stock outstanding was 7,482,432.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	October 31,
	2026	2025
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	88,264	$89,419
Construction in progress	982	968
Cash and cash equivalents	14,168	17,926
Investment in U.S. Treasury securities available-for-sale	21,317	18,174
Investment in tenancy-in-common	16,853	16,922
Tenants' security accounts	812	833
Receivables arising from straight-lining of rents	462	472
Accounts receivable, net of allowance for doubtful accounts of $163 and $258 as of April 30, 2026 and October 31, 2025, respectively	468	201
Prepaid expenses and other assets	4,837	4,511
Deferred charges, net	270	238
Interest rate swap contract	215	210
Total Assets	148,648	$149,874

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	120,342	$121,300
Less unamortized debt issuance costs	402	516
Mortgages payable, net	119,940	120,784

Accounts payable and accrued expenses	866	665
Dividends payable	748	747
Tenants' security deposits	1,145	1,132
Deferred revenue	923	843
Total Liabilities	123,622	124,171

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,482,432 and 7,471,344 shares issued at April 30, 2026 and October 31, 2025, respectively	75	75
Additional paid-in-capital	32,533	32,393
Retained earnings	1,424	1,360
Accumulated other comprehensive income	208	211
Total Common Equity	34,240	34,039
Noncontrolling interests in subsidiaries	(9,214)	(8,336)
Total Equity	25,026	25,703
Total Liabilities and Equity	148,648	$149,874

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$13,831	$13,327	$6,980	$6,735
Reimbursements	1,120	986	567	421
Sundry income	187	214	87	102
Total revenue	15,138	14,527	7,634	7,258

Expenses:
Operating expenses	5,605	5,222	3,045	2,457
Management fees	662	678	317	310
Real estate taxes	3,009	2,937	1,511	1,489
Depreciation	1,445	1,457	724	734
Total expenses	10,721	10,294	5,597	4,990

Investment income	549	750	265	350
(Loss) income on investment in tenancy-in-common	(69)	23	(68)	14
Interest expense including amortization of deferred financing costs	(3,661)	(3,724)	(1,800)	(1,851)
Net income	1,236	1,282	434	781

Net loss attributable to noncontrolling interests in subsidiaries	323	226	182	113

Net income attributable to common equity	$1,559	$1,508	$616	$894

Earnings per share:
Basic and diluted	$0.21	$0.20	$0.08	$0.12

Weighted average shares outstanding:
Basic and diluted	7,474	7,466	7,477	7,469

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$1,236	$1,282	$434	$781

Other comprehensive income:
Unrealized gain (loss) on interest rate swap contract before reclassifications	68	(119)	57	(174)
Amount reclassified from accumulated other comprehensive incometo interest expense	(33)	(150)	8	(53)
Net unrealized gain (loss) on interest rate swap contract	35	(269)	65	(227)

Unrealized loss on U.S. Treasury securities available-for-sale before reclassifications	—	(3)	(1)	(15)
Amount reclassified from accumulated other comprehensive income to investment income	(8)	(3)	(7)	(4)
Net unrealized loss on U.S. Treasury securities available-for-sale	(8)	(6)	(8)	(19)
Comprehensive income	1,263	1,007	491	535

Comprehensive loss attributable to noncontrolling interests in subsidiaries	323	226	182	113

Comprehensive income attributable to common equity	$1,586	$1,233	$673	$648

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX AND THREE MONTHS ENDED APRIL 30, 2026

(Unaudited)

	Common Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Retained Earnings	Other Comprehensive Income	Total Common Equity	Noncontrolling Interests in Subsidiaries	Total Equity
	(In Thousands)

Balance at October 31, 2025	7,471	$75	$32,393	$1,360	$211	$34,039	$(8,336)	$25,703

Distributions to noncontrolling interests in subsidiaries						—	(360)	(360)

Net income (loss)				943		943	(141)	802

Dividends declared				(747)		(747)	—	(747)

Net unrealized loss on interest rate swap contract					(30)	(30)	—	(30)

Balance at January 31, 2026	7,471	75	32,393	1,556	181	34,205	(8,837)	25,368

Stock awards granted to directors	11		140			140		140

Distributions to noncontrolling interests in subsidiaries						—	(195)	(195)

Net income (loss)				616		616	(182)	434

Dividends declared				(748)		(748)	—	(748)

Net unrealized gain on interest rate swap contract					35	35	—	35

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(8)	(8)	—	(8)

Balance at April 30, 2026	7,482	$75	$32,533	$1,424	$208	$34,240	$(9,214)	$25,026

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

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30, 2026 AND 2025

(Unaudited)

	Six Months Ended
	April 30,
	2026	2025

Operating activities:
Net income	$1,236	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,445	1,457
Amortization	349	280
Stock awards granted to directors	140	140
Loss (income) on investment in tenancy-in-common	69	(23)
Deferred rents - straight line rent	10	56
Bad debt expense	15	72
Accreted interest on investment in U.S. Treasury securities	(266)	(487)
Changes in operating assets and liabilities:
Tenants' security accounts	13	(39)
Accounts receivable, prepaid expenses and other assets	(619)	(785)
Accounts payable and accrued expenses	146	61
Deferred revenue	80	248
Net cash provided by operating activities	2,618	2,262
Investing activities:
Purchase of U.S. Treasury securities	(26,843)	(28,247)
Proceeds from maturities of U.S. Treasury securities	23,958	30,205
Capital improvements	(249)	(383)
Deferred leasing costs	(76)	(15)
Distribution from investment in tenancy-in-common	—	455
Net cash (used in) provided by investing activities	(3,210)	2,015
Financing activities:
Repayment of mortgages	(958)	(968)
Deferred financing costs	(191)	(104)
Dividends paid	(1,494)	(5,821)
Distributions to noncontrolling interests in subsidiaries	(555)	(642)
Net cash used in financing activities	(3,198)	(7,535)
Net decrease in cash, cash equivalents and restricted cash	(3,790)	(3,258)
Cash, cash equivalents and restricted cash, beginning of period	21,528	19,223
Cash, cash equivalents and restricted cash, end of period	$17,738	$15,965

Supplemental disclosure of cash flow data:
Interest paid	$3,356	$3,379

Supplemental schedule of non cash activities:
Investing activities:
Accrued capital expenditures, construction costs and pre-development costs	$82	$72
Financing activities:
Dividends declared but not paid	$748	$598

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$14,168	$11,435
Tenants' security accounts	812	888
Mortgage escrows (included in prepaid expenses and other assets)	2,758	3,642
Total cash, cash equivalents and restricted cash	$17,738	$15,965

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

The consolidated results of operations for the six and three-month periods ended April 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2025.

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

Note 3 – Dividends and earnings per share:

On April 9, 2026, FREIT’s Board of Directors (“Board”) declared a dividend of approximately $748,000 ($0.10 per share on the common stock of FREIT) for the second quarter of Fiscal 2026, which will be paid on June 12, 2026 to stockholders of record at the close of business on May 29, 2026.

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

For the six and three months ended April 30, 2026 and 2025, only basic earnings per share is presented since there are no outstanding stock options or other dilutive securities.

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) an interest rate swap contract.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $21,317,000 and $18,174,000, as of April 30, 2026 and October 31, 2025, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statements of income and reflected as accreted interest in the condensed consolidated statements of cash flows. For the six months ended April 30, 2026 and 2025, this amounted to approximately $266,000 and $487,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the six and three months ended April 30, 2026, FREIT recorded an unrealized loss of approximately $8,000 and $8,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. For the six and three months ended April 30, 2025, FREIT recorded an unrealized loss of approximately $6,000 and $19,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 for further details.) For the six and three months ended April 30, 2026, FREIT recorded an unrealized gain of approximately $35,000 and $65,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the six and three months ended April 30, 2025, FREIT recorded an unrealized loss of approximately $269,000 and $227,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of April 30, 2026 and October 31, 2025, there was an asset of approximately $215,000 and $210,000, respectively, for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in TIC was approximately $16,853,000 and $16,922,000 as of April 30, 2026 and October 31, 2025, respectively. For the six and three months ended April 30, 2026, FREIT recognized a loss on investment in TIC of approximately $69,000 and $68,000, respectively, in the accompanying condensed consolidated statements of income. For the six and three months ended April 30, 2025, FREIT recognized income from the investment in TIC of approximately $23,000 and $14,000, respectively, in the accompanying condensed consolidated statements of income.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $196,000 and $89,000 for the six and three months ended April 30, 2026, respectively, and $216,000 and $94,000 for the six and three months ended April 30, 2025, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. There were no such commissions charged to operations for the six and three months ended April 30, 2026 and 2025.

The following table summarizes the balance sheets of the Pierre Towers property as of April 30, 2026 and October 31, 2025, accounted for by the equity method:

	April 30,	October 31,
	2026	2025
	(In Thousands of Dollars)

Real estate, net	$71,347	$71,928
Cash and cash equivalents	517	335
Tenants' security accounts	598	563
Receivables and other assets	577	575
Total assets	$73,039	$73,401

Mortgages payable, net of unamortized debt issuance costs	$45,565	$46,173
Accounts payable and accrued expenses	747	480
Tenants' security deposits	594	562
Deferred revenue	205	152
Equity	25,928	26,034
Total liabilities & equity	$73,039	$73,401

FREIT's investment in TIC (65% interest)	$16,853	$16,922

The following table summarizes the statements of operations of the Pierre Towers property for the six and three months ended April 30, 2026 and 2025, accounted for by the equity method:

	Six Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$4,470	$4,369	$2,253	$2,192
Operating expenses	2,634	2,478	1,386	1,241
Depreciation	1,208	1,126	605	564
Operating income	628	765	262	387

Interest income	13	36	7	17
Interest expense including amortization
of deferred financing costs	(747)	(765)	(373)	(382)

Net (loss) income	$(106)	$36	$(104)	$22

FREIT's share of (loss) income on investment in TIC (65% interest)	$(69)	$23	$(68)	$14

Note 6 - Management agreement, fees and transactions with related party:

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) will expire on October 31, 2027 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal. See Note 13 for additional details on the Third Amendment to the Management Agreement entered into on May 13, 2026).

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $662,000 and $678,000 for the six months ended April 30, 2026 and 2025, respectively, and $317,000 and $310,000 for three months ended April 30, 2026 and 2025, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $236,000 and $202,000 for the six months ended April 30, 2026 and 2025, respectively, and $106,000 and $109,000 for the three months ended April 30, 2026 and 2025, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $37,000 and $13,000 for the six months ended April 30, 2026 and 2025, respectively, and $3,000 and $4,000 for the three months ended April 30, 2026 and 2025, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred were approximately $0 and $35,000 for the six months ended April 30, 2026 and 2025, respectively. There were no such fees incurred for the three months ended April 30, 2026 and 2025, respectively. Fees incurred during the six months ended April 30, 2025 related to a commission to Hekemian & Co. for the modification and extension of the loan on the Regency which was included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of April 30, 2026 and October 31, 2025.

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including stock awards – See Note 10 for additional details) incurred by FREIT for the six months ended April 30, 2026 and 2025 was approximately $350,000 and $350,000, respectively, for Robert S. Hekemian, Jr., $22,000 and $22,000, respectively, for Allan Tubin and $50,000 and $50,000, respectively, for David B. Hekemian. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended April 30, 2026 and 2025 was approximately $185,000 and $185,000, respectively, for Robert S. Hekemian, Jr., $11,000 and $11,000, respectively, for Allan Tubin and $35,000 and $35,000, respectively, for David B. Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

Note 7 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of April 30, 2026 and October 31, 2025:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	April 30, 2026	April 30, 2026	October 31, 2025
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ	5/31/2027	6.75%	$8,662	$8,715
Berdan Court - Wayne, NJ	9/1/2029	3.54%	27,909	28,190
Westwood Hills - Westwood, NJ	9/1/2026	6.05%	24,629	24,803
Regency Club - Middletown, NY (A)	12/15/2027	6.05%	13,666	13,754
Station Place - Red Bank, NJ	12/15/2027	4.35%	10,900	11,030
Westwood Plaza - Westwood, NJ (B)	8/1/2026	8.50%	9,576	9,808
Preakness S/C - Wayne, NJ (C)	8/1/2026	5.00%	25,000	25,000
Total fixed rate mortgages payable			120,342	121,300
Total unamortized debt issuance costs			(402)	(516)
Total mortgages payable, net			$119,940	$120,784

(A)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.
(B)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement held with Valley National Bank, to extend the term of its loan with a then outstanding balance of approximately $16.6 million and secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. This loan has been further extended by Valley National Bank for an additional 90 days with a new maturity date of August 1, 2026 based on the same terms and conditions of the existing loan agreement.

(C)	On August 1, 2025, the mortgage secured by the Preakness Shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through August 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Management expects this loan to be modified and further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were secured by mortgages on FREIT’s Franklin Crossing Shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. As of April 30, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under this line of credit.

On May 26, 2026, FREIT’s $13 million line of credit has been replaced with a $20 million line of credit provided by Provident Bank secured by a mortgage on FREIT’s Boulders property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%.

While FREIT intends to renew or refinance its debt obligations as they become due, there can be no assurance that it will be successful or, if successful, that the new terms will be similar to the terms of its existing debt obligations or as favorable.

Remaining principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, are as follows:

Year Ending October 31,	Amount
2026	$59,660	(a)
2027	9,655
2028	24,521
2029	26,506
2030	—

(a)	Includes the following:
(1)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025 and was further extended. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through August 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Management expects this loan to be further modified and extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $9.6 million which has a maturity date of August 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

(3)	The loan on the Westwood Hills property located in Westwood, New Jersey, in the amount of approximately $24.6 million which has a maturity date of September 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2026 and October 31, 2025:

($ in Millions)	April 30, 2026	October 31, 2025

Fair Value	$117.4	$118.4
Carrying Value, Net	$119.9	$120.8

Fair values are estimated based on market interest rates at April 30, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the six and three months ended April 30, 2026 and 2025. Asset information is not reported since FREIT does not use this measure to assess performance.

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$4,042	$3,780	$2,084	$1,846
Residential	11,106	10,803	5,551	5,440
Total real estate rental revenue	15,148	14,583	7,635	7,286

Real estate operating expenses:
Commercial	2,828	2,650	1,479	1,283
Residential	4,683	4,551	2,342	2,182
Total real estate operating expenses	7,511	7,201	3,821	3,465

Net operating income:
Commercial	1,214	1,130	605	563
Residential	6,423	6,252	3,209	3,258
Total net operating income	$7,637	$7,382	$3,814	$3,821

Recurring capital improvements - residential	$(248)	$(203)	$(186)	$(126)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$7,637	$7,382	$3,814	$3,821
Deferred rents - straight lining	(10)	(56)	(1)	(28)
Investment income	549	750	265	350
General and administrative expenses	(1,765)	(1,636)	(1,052)	(791)
(Loss) income on investment in tenancy-in-common	(69)	23	(68)	14
Depreciation	(1,445)	(1,457)	(724)	(734)
Financing costs	(3,661)	(3,724)	(1,800)	(1,851)
Net income	1,236	1,282	434	781
Net loss attributable to noncontrolling interests in subsidiaries	323	226	182	113
Net income attributable to common equity	$1,559	$1,508	$616	$894

Note 9 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) to its stockholders as dividends for the fiscal year ending October 31, 2026. For the fiscal year ended October 31, 2025, FREIT has distributed 100% of its ordinary taxable income to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the six and three months ended April 30, 2026 and 2025.

As of April 30, 2026, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2022 remain open to examination by the major taxing jurisdictions.

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

As of April 30, 2026, 408,621 shares are available for issuance under the Plan.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the twelve months ending October 31, as of April 30, 2026, is as follows:

Year Ending October 31,	Amount
2026	$5,389
2027	4,590
2028	3,401
2029	3,083
2030	2,903
Thereafter	3,731
Total	$23,097

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the six and three months ended April 30, 2026 and 2025 were not material.

Residential tenants:

Lease terms for residential tenants are generally for one to two years in term.

Note 12 – Franklin Crossing Purchase and Sale Agreement:

On April 8, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Franklin Crossing Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller will sell to the Purchaser 100% of Seller’s ownership interests in the Franklin Crossing shopping center located in Franklin Lakes, New Jersey, (“Franklin Crossing”) in exchange for the purchase price of $27,000,000, subject to the terms and conditions of the Franklin Crossing Agreement. Upon signing the Franklin Crossing Agreement, the Purchaser delivered into escrow held by the title company a deposit in the amount of $1,000,000 (the “Initial Franklin Crossing Deposit”), which was only refundable during the 30-day due diligence period immediately following the signing. After the expiration of this period on May 8, 2026, the Initial Franklin Crossing Deposit became non-refundable except in connection with certain rights to terminate the Agreement, and the Purchaser deposited into escrow held by the title company an additional amount of $1,000,000, which is non-refundable except in connection with certain rights to terminate the Franklin Crossing Agreement.

The Franklin Crossing Agreement contains customary representations, warranties and indemnity provisions. The parties’ respective obligations under the Franklin Crossing Agreement are subject to certain customary conditions and termination rights, including the right of either the Seller or the Purchaser to terminate the Agreement if the closing has not occurred on or before August 15, 2026. There is no financing contingency under the Franklin Crossing Agreement.

The Board unanimously approved the Franklin Crossing Agreement and the transaction contemplated thereby which is expected to close in the third quarter of 2026.

Note 13 – Subsequent Events:

Approval of Plan of Voluntary Liquidation

On May 12, 2026, FREIT’s Board unanimously determined advisable and approved a Plan of Voluntary Liquidation (the “Plan of Voluntary Liquidation”). The Plan of Voluntary Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986, as amended, and the Maryland General Corporation Law. Effectiveness of the Plan of Voluntary Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast a majority of all the votes entitled to be cast on the matter. FREIT currently anticipates that the Plan of Voluntary Liquidation will be submitted for stockholder approval at a special meeting of the stockholders, expected to occur in the Fall of 2026.

Upon the effectiveness of the Plan of Voluntary Liquidation and pursuant thereto, the Company is authorized to sell, convey, transfer and deliver or otherwise dispose of, or cause its subsidiaries to sell, convey, transfer and deliver or otherwise dispose of, all of their remaining assets, without further approval of the stockholders. The Plan of Voluntary Liquidation further provides that upon a determination of the Board, the Company may transfer and assign any remaining assets of the Company and its subsidiaries to a liquidating trust (a “Liquidating Trust”), subject to the terms of the Plan of Voluntary Liquidation, and the Board may cause the Company to make the final distribution to the Company’s stockholders as a distribution in kind of beneficial interests in the Liquidating Trust, at such time as the Board deems appropriate or advantageous in its discretion.

Upon the adoption of the Plan of Liquidation, FREIT will cease reporting on the going concern basis of accounting and reporting, and thereafter will report on the liquidation basis of accounting and reporting.

Third Amendment to Management Agreement

On May 13, 2026, FREIT entered into a Third Amendment to the Management Agreement dated November 1, 2001 between the Company and Hekemian & Co. The Third Amendment provides that upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in each property managed by Hekemian & Co, including sales or dispositions of a managed property in furtherance of the Plan of Voluntary Liquidation, the Management Agreement shall automatically terminate with respect to such property and the Company shall pay to Hekemian & Co. (a) any and all commissions and fees for management services and reimbursement required to be paid by the Company pursuant to the Management Agreement in respect of the applicable property up to the termination date, calculated on a pro rata basis plus (b) a termination fee in respect to such property equal to the product of (x) the Company’s direct or indirect percentage ownership interest in such property times (y) 2.5 times (z) one (1) year’s Base Management Fee in respect of such property. The Base Management Fee is computed by dividing the annual base management fee allocable to the applicable property paid by the Company to Hekemian & Co. over the immediately prior three (3) fiscal years prior to such termination by three (3).

Upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in a managed property, including sales or dispositions in furtherance of the Plan of Voluntary Liquidation, the Company is required to pay to Hekemian & Co. a fee equal to 1.65% of the sales price for the property. In the event a property is not wholly owned, directly or indirectly, by the Company, the sales fee payable to Hekemian & Co. shall only be payable in respect of the Company’s percentage ownership share of the applicable property.

Incentive Compensation Arrangement

To provide an incentive to Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of the Trust, to facilitate the timely sale of FREIT’s properties, the Board has approved an incentive compensation arrangement that will entitle Mr. Hekemian to a $1,000,000 cash bonus if the Company sells and/or enters into contracts to sell all of its real properties within 18 months after the approval of the Plan of Voluntary Liquidation by FREIT’s stockholders and receives aggregate gross proceeds from such sales in excess of $319.9 million. To receive the bonus, the sale of all of the Company’s properties must close.

In addition, in recognition of the increased time commitment and effort anticipated to be required of members of the Board to oversee, implement and administer the Plan of Voluntary Liquidation, including the sale of properties pursuant to the Plan of Voluntary Liquidation, the Board approved an increase effective May 1, 2026 in the annual cash retainer fee payable to each director from $60,000 to $120,000.

Westwood Plaza Purchase and Sale Agreement

On May 26, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Westwood Plaza Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller will sell to the Purchaser 100% of Seller’s ownership interests in the Westwood Plaza shopping center located at 700 Broadway in Westwood, New Jersey (“Westwood Plaza”) in exchange for the purchase price of $28,800,000, subject to the terms and conditions of the Westwood Plaza Agreement.

Upon signing the Westwood Plaza Agreement, the Purchaser delivered into escrow held by the title company a deposit in the amount of $1,200,000 (the “Initial Westwood Plaza Deposit”), which is refundable during a 120-day due diligence period immediately following the signing. After the expiration of this period on September 23, 2026, the Initial Westwood Plaza Deposit becomes non-refundable except in connection with certain rights to terminate the Westwood Plaza Agreement. If the Purchaser elects to proceed with the transaction after the expiration of the initial 120-day due diligence period, the Purchaser is obligated to deposit into escrow an additional amount of $1,000,000, which is non-refundable except in connection with certain rights to terminate the Westwood Plaza Agreement. Upon expiration of the initial 120-day due diligence period, the Purchaser has the option of entering into a second due diligence period for up to an additional nine months. The Purchaser is obligated to pay to the Seller $50,000 for each month that it elects to engage in due diligence during the second due diligence period. Payments made by the Purchaser to extend the due diligence period are non-refundable except in the event of a breach by Seller and are not applied to the purchase price at closing.

The Westwood Plaza Agreement contains customary representations, warranties and indemnity provisions. The parties’ respective obligations under the Westwood Plaza Agreement are subject to certain customary conditions and termination rights, including the right of either the Seller or the Purchaser to terminate the Westwood Plaza Agreement if the closing has not occurred on or before August 15, 2027. There is no financing contingency under the Westwood Plaza Agreement.

The Board unanimously approved the Westwood Plaza Agreement and the transaction contemplated thereby.

Stockholder Rights Agreement Extension

On May 13, 2026, FREIT’s Board entered into a First Amendment to the Stockholder Rights Agreement dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent. Pursuant to the terms of the First Amendment to the Stockholder Rights Agreement, the expiration term of the stockholder rights will be extended from July 31, 2026 to July 31, 2029.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics; and FREIT’s ability to satisfy the conditions to closing the proposed sale transactions involving the Franklin Crossing and Westwood Plaza shopping centers. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget. Other risks to which FREIT is subject are: the possibility that FREIT’s stockholders do not approve the Plan of Voluntary Liquidation; changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations; the possibility of converting to a liquidating trust; and the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Voluntary Liquidation.

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties. FREIT’s properties are primarily located in northern New Jersey and New York.

The economic and financial environment: The U.S. unemployment rate has remained relatively stable since January 2026 at 4.3%. Consumer price index (CPI) inflation increased from 2.4% in January 2026 to 3.8% in April 2026, representing the highest level in approximately three years. Mortgage rates on 30-year fixed-rate loans remain significantly above pre-2022 levels, with the average rate currently approximately 6.5%. The broader economy has continued to expand at a moderate pace, with gross domestic product (GDP) growth of approximately 2.0% in the first quarter of 2026, compared to 0.5% in the fourth quarter of 2025. In light of the current economic environment and elevated inflation, the Federal Reserve maintained the federal funds target range at 3.50% to 3.75% at its April 2026 meeting. Uncertainty regarding the duration of elevated global energy prices, driven in part by geopolitical developments in the Middle East, and the potential broader economic impacts of such conditions remain notable risks.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units and renewal leases have remained generally stable across much of the portfolio, we are observing a modest but noticeable softening in market conditions compared to prior quarters. This stability should continue to support FREIT’s income over time; however, the potential impact of elevated interest rates, inflation, and global energy prices on portfolio performance over the next year remains uncertain.

Commercial Properties: The vacancy rates at the Westwood Plaza and Preakness shopping centers remain elevated. Additionally, the somewhat elevated interest rates could have an adverse impact on the operating and financial performance of our existing commercial tenants.

Franklin Crossing Purchase and Sale Agreement: On April 8, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Franklin Crossing Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller will sell to the Purchaser 100% of Seller’s ownership interests in the Franklin Crossing shopping center located in Franklin Lakes, New Jersey, (“Franklin Crossing”) in exchange for the purchase price of $27,000,000, subject to the terms and conditions of the Franklin Crossing Agreement. Upon signing the Franklin Crossing Agreement, the Purchaser delivered into escrow held by the title company a deposit in the amount of $1,000,000 (the “Initial Franklin Crossing Deposit”), which was only refundable during the 30-day due diligence period immediately following the signing. After the expiration of this period on May 8, 2026, the Initial Franklin Crossing Deposit became non-refundable except in connection with certain rights to terminate the Franklin Crossing Agreement, and the Purchaser deposited into escrow held by the title company an additional amount of $1,000,000, which is non-refundable except in connection with certain rights to terminate the Franklin Crossing Agreement.

The Franklin Crossing Agreement contains customary representations, warranties and indemnity provisions. The parties’ respective obligations under the Franklin Crossing Agreement are subject to certain customary conditions and termination rights, including the right of either the Seller or the Purchaser to terminate the Franklin Crossing Agreement if the closing has not occurred on or before August 15, 2026. There is no financing contingency under the Franklin Crossing Agreement.

The Board unanimously approved the Franklin Crossing Agreement and the transaction contemplated thereby which is expected to close in the third quarter of 2026. (See Note 12 to FREIT’s condensed consolidated financial statements for additional information.)

Westwood Plaza Purchase and Sale Agreement: On May 26, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Westwood Plaza Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller will sell to the Purchaser 100% of Seller’s ownership interests in the Westwood Plaza shopping center located at 700 Broadway in Westwood, New Jersey (“Westwood Plaza”) in exchange for the purchase price of $28,800,000, subject to the terms and conditions of the Westwood Plaza Agreement.

Upon signing the Westwood Plaza Agreement, the Purchaser delivered into escrow held by the title company a deposit in the amount of $1,200,000 (the “Initial Westwood Plaza Deposit”), which is refundable during a 120-day due diligence period immediately following the signing. After the expiration of this period on September 23, 2026, the Initial Westwood Plaza Deposit becomes non-refundable except in connection with certain rights to terminate the Westwood Plaza Agreement. If the Purchaser elects to proceed with the transaction after the expiration of the initial 120-day due diligence period, the Purchaser is obligated to deposit into escrow an additional amount of $1,000,000, which is non-refundable except in connection with certain rights to terminate the Westwood Plaza Agreement. Upon expiration of the initial 120-day due diligence period, the Purchaser has the option of entering into a second due diligence period for up to an additional nine months. The Purchaser is obligated to pay to the Seller $50,000 for each month that it elects to engage in due diligence during the second due diligence period. Payments made by the Purchaser to extend the due diligence period are non-refundable except in the event of a breach by Seller and are not applied to the purchase price at closing.

The Westwood Plaza Agreement contains customary representations, warranties and indemnity provisions. The parties’ respective obligations under the Westwood Plaza Agreement are subject to certain customary conditions and termination rights, including the right of either the Seller or the Purchaser to terminate the Westwood Plaza Agreement if the closing has not occurred on or before August 15, 2027. There is no financing contingency under the Westwood Plaza Agreement.

The Board unanimously approved the Westwood Plaza Agreement and the transaction contemplated thereby. (See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

Approval of Plan of Voluntary Liquidation: On May 12, 2026, FREIT’s Board unanimously determined advisable and approved a Plan of Voluntary Liquidation (the “Plan of Voluntary Liquidation”). The Plan of Voluntary Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986, as amended, and the Maryland General Corporation Law. Effectiveness of the Plan of Voluntary Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast a majority of all the votes entitled to be cast on the matter. FREIT currently anticipates that the Plan of Voluntary Liquidation will be submitted for stockholder approval at a special meeting of the stockholders, expected to occur in the Fall of 2026.

Upon the effectiveness of the Plan of Voluntary Liquidation and pursuant thereto, the Company is authorized to sell, convey, transfer and deliver or otherwise dispose of, or cause its subsidiaries to sell, convey, transfer and deliver or otherwise dispose of, all of their remaining assets, without further approval of the stockholders. The Plan of Voluntary Liquidation further provides that upon a determination of the Board, the Company may transfer and assign any remaining assets of the Company and its subsidiaries to a liquidating trust (a “Liquidating Trust”), subject to the terms of the Plan of Voluntary Liquidation, and the Board may cause the Company to make the final distribution to the Company’s stockholders as a distribution in kind of beneficial interests in the Liquidating Trust, at such time as the Board deems appropriate or advantageous in its discretion. (See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

Third Amendment to Management Agreement: On May 13, 2026, FREIT entered into a Third Amendment to the Management Agreement dated November 1, 2001 between the Company and Hekemian & Co. The Third Amendment provides that upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in each property managed by Hekemian & Co., including sales or dispositions of a managed property in furtherance of the Plan of Voluntary Liquidation, the Management

Agreement shall automatically terminate with respect to such property and the Company shall pay to Hekemian & Co. (a) any and all commissions and fees for management services and reimbursement required to be paid by the Company pursuant to the Management Agreement in respect of the applicable property up to the termination date, calculated on a pro rata basis plus (b) a termination fee in respect to such property equal to the product of (x) the Company’s direct or indirect percentage ownership interest in such property times (y) 2.5 times (z) one (1) year’s Base Management Fee in respect of such property. The Base Management Fee is computed by dividing the annual base management fee allocable to the applicable property paid by the Company to Hekemian & Co. over the immediately prior three (3) fiscal years prior to such termination by three (3).

Upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in a managed property, including sales or dispositions in furtherance of the Plan of Voluntary Liquidation, the Company is required to pay to Hekemian & Co. a fee equal to 1.65% of the sales price for the property. In the event a property is not wholly owned, directly or indirectly, by the Company, the sales fee payable to Hekemian & Co. shall only be payable in respect of the Company’s percentage ownership share of the applicable property. (See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

Incentive Compensation Arrangement: To provide an incentive to Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of the Trust, to facilitate the timely sale of FREIT’s properties, the Board has approved an incentive compensation arrangement that will entitle Mr. Hekemian to a $1,000,000 cash bonus if the Company sells and/or enters into contracts to sell all of its real properties within 18 months after the approval of the Plan of Voluntary Liquidation by FREIT’s stockholders and receives aggregate gross proceeds from such sales in excess of $319.9 million. To receive the bonus, the sale of all of the Company’s properties must close.

In addition, in recognition of the increased time commitment and effort anticipated to be required of members of the Board to oversee, implement and administer the Plan of Voluntary Liquidation, including the sale of properties pursuant to the Plan of Voluntary Liquidation, the Board approved an increase effective May 1, 2026 in the annual cash retainer fee payable to each director from $60,000 to $120,000.

(See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

Stockholder Rights Agreement Extension: On May 13, 2026, FREIT’s Board entered into a First Amendment to the Stockholder Rights Agreement dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent. Pursuant to the terms of the First Amendment to the Stockholder Rights Agreement, the expiration term of the stockholder rights will be extended from July 31, 2026 to July 31, 2029. (See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. The pay down of this loan resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. This loan has been further extended by Valley National Bank for an additional 90 days with a new maturity date of August 1, 2026 based on the same terms and conditions of the existing loan agreement. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through August 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Management expects this loan to be further modified and extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were secured by mortgages on FREIT’s Franklin Crossing Shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. As of April 30, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under this line of credit.

On May 26, 2026, FREIT’s $13 million line of credit has been replaced with a $20 million line of credit provided by Provident Bank secured by a mortgage on FREIT’s Boulders property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, have been applied consistently as of April 30, 2026, and for the six and three months ended April 30, 2026 and 2025. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the six months ended April 30, 2026 (“Current Six Months”) increased 4.2% to $15,138,000 compared to $14,527,000 for the six months ended April 30, 2025 (“Prior Year’s Six Months”). Real estate revenue for the three months ended April 30, 2026 (“Current Quarter”) increased 5.2% to $7,634,000 compared to $7,258,000 for the three months ended April 30, 2025 (“Prior Year’s Quarter”).

The increase in revenue of approximately $611,000 for the Current Six Months was primarily driven by a $303,000 increase in residential revenue from higher base rents, despite a modest decline in average occupancy from 96.9% for the Prior Year’s Six Months to 95.6% for the Current Six Months, and a $262,000 increase in commercial revenue. Commercial growth primarily reflects higher reimbursable revenue (up $142,000 due to increased snow removal costs), $88,000 in additional rent from TJ Maxx at Westwood Plaza following the expiration of its co-tenancy clause, and $43,000 increase in revenue recognized from a collectability-constrained tenant at the Preakness shopping center.

The increase in revenue of approximately $376,000 for the Current Quarter was primarily driven by a $111,000 increase in residential revenue from higher base rents, despite a decline in average occupancy from 97.1% for the Prior Year’s Quarter to 95.7% for the Current Quarter, and a $238,000 increase in commercial revenue. Commercial growth primarily reflects higher reimbursable revenue (up $148,000 due to increased snow removal costs), $61,000 in additional rent from TJ Maxx at the Westwood Plaza shopping center following the expiration of its co-tenancy clause, and a $39,000 increase in revenue recognized from a collectability-constrained tenant at the Preakness shopping center.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the six and three months ended April 30, 2026 and 2025:

	Six Months Ended			Three Months Ended
	April 30,			April 30,
	2026	2025	Change	2026	2025	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,204	$1,074	$130	$604	$535	$69
Residential properties	6,423	6,252	171	3,209	3,258	(49)
Total income from real estate operations	7,627	7,326	301	3,813	3,793	20

Financing costs:
Fixed rate mortgages	(3,356)	(3,489)	133	(1,707)	(1,738)	31
Mortgage cost amortization	(305)	(235)	(70)	(93)	(113)	20
Total financing costs	(3,661)	(3,724)	63	(1,800)	(1,851)	51

Investment income	549	750	(201)	265	350	(85)

General & administrative expenses:
Accounting fees	(206)	(220)	14	(101)	(102)	1
Legal and professional fees	(374)	(306)	(68)	(303)	(59)	(244)
Directors fees	(733)	(733)	—	(436)	(436)	—
Corporate expenses	(452)	(377)	(75)	(212)	(194)	(18)
Total general & administrative expenses	(1,765)	(1,636)	(129)	(1,052)	(791)	(261)

Depreciation	(1,445)	(1,457)	12	(724)	(734)	10
(Loss) income on investment in tenancy-in-common	(69)	23	(92)	(68)	14	(82)
Net income	1,236	1,282	(46)	434	781	(347)

Net loss attributable to noncontrolling interests in subsidiaries	323	226	97	182	113	69

Net income attributable to common equity	$1,559	$1,508	$51	$616	$894	$(278)

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

Net income-common equity for the Current Six Months was $1,559,000 ($0.21 per share basic and diluted) compared to $1,508,000 ($0.20 per share basic and diluted) for the Prior Year’s Six Months. Net income-common equity for the Current Quarter was $616,000 ($0.08 per share basic and diluted) compared to $894,000 ($0.12 per share basic and diluted) for the Prior Year’s Quarter.

The increase in net income-common equity of approximately $51,000 for the Current Six Months was primarily driven by higher revenue of $611,000 (FREIT’s share $514,000), partially offset by higher operating expenses and lower investment income. Operating expenses increased due to a $306,000 rise in snow removal costs (FREIT’s share $230,000) resulting from a harsher winter and a $157,000 increase in utility costs (FREIT’s share $97,000) due to rising energy prices. Investment income declined by approximately $200,000 (FREIT’s share $186,000), primarily due to lower average cash balances.

The decrease in net income-common equity of approximately $278,000 for the Current Quarter was primarily driven by higher operating and other expenses and lower investment income, partially offset by higher revenue. Expenses increased due to a $261,000 rise in general and administrative expenses related primarily to legal and professional costs associated with potential property sales and the development of a plan of liquidation, a $193,000 increase in snow removal costs (FREIT’s share $118,000) due to a harsher winter, and an $82,000 increase in loss on investment in TIC. Investment income declined by approximately $85,000 (FREIT’s share $78,000), primarily due to lower average cash balances. These factors were partially offset by higher revenue of approximately $376,000 (FREIT’s share $320,000).

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to condensed consolidated net income-common equity for the Current Six Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial				Residential				Combined
	Six Months Ended				Six Months Ended				Six Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2026	2025	$	%	2026	2025	$	%	2026	2025
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$2,913	$2,773	$140	5.0%	$10,928	$10,610	$318	3.0%	$13,841	$13,383
Reimbursements	1,122	980	142	14.5%	(2)	6	(8)	-133.3%	1,120	986
Other	7	27	(20)	-74.1%	180	187	(7)	-3.7%	187	214
Total revenue	4,042	3,780	262	6.9%	11,106	10,803	303	2.8%	15,148	14,583
Operating expenses	2,828	2,650	178	6.7%	4,683	4,551	132	2.9%	7,511	7,201
Net operating income	$1,214	$1,130	$84	7.4%	$6,423	$6,252	$171	2.7%	7,637	7,382

Average Occupancy %	47.5%	48.2%		-0.7%	95.6%	96.9%		-1.3%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(10)	(56)
Investment income	549	750
General and administrative expenses	(1,765)	(1,636)
(Loss) income on investment in tenancy-in-common	(69)	23
Depreciation	(1,445)	(1,457)
Financing costs	(3,661)	(3,724)
Net income	1,236	1,282
Net loss attributable to noncontrolling interests in subsidiaries	323	226
Net income attributable to common equity	$1,559	$1,508

	Commercial				Residential				Combined
	Three Months Ended				Three Months Ended				Three Months Ended
	April 30,		Increase (Decrease)		April 30,		Increase (Decrease)		April 30,
	2026	2025	$	%	2026	2025	$	%	2026	2025
	(In Thousands)				(In Thousands)				(In Thousands)
Rental income	$1,516	$1,423	$93	6.5%	$5,465	$5,340	$125	2.3%	$6,981	$6,763
Reimbursements	568	420	148	35.2%	(1)	1	(2)	-200.0%	567	421
Other	—	3	(3)	-100.0%	87	99	(12)	-12.1%	87	102
Total revenue	2,084	1,846	238	12.9%	5,551	5,440	111	2.0%	7,635	7,286
Operating expenses	1,479	1,283	196	15.3%	2,342	2,182	160	7.3%	3,821	3,465
Net operating income	$605	$563	$42	7.5%	$3,209	$3,258	$(49)	-1.5%	3,814	3,821

Average Occupancy %	47.6%	48.2%		-0.6%	95.7%	97.1%		-1.4%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(1)	(28)
Investment income	265	350
General and administrative expenses	(1,052)	(791)
(Loss) income on investment in tenancy-in-common	(68)	14
Depreciation	(724)	(734)
Financing costs	(1,800)	(1,851)
Net income	434	781
Net loss attributable to noncontrolling interests in subsidiaries	182	113
Net income attributable to common equity	$616	$894

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Six Months and Current Quarter increased by 6.9% and 12.9%, respectively, and NOI increased by 7.4% and 7.5%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Six Months and Current Quarter decreased by 0.7% and 0.6%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Six Months was primarily driven by the following: (a) an increase in reimbursable revenue of approximately $142,000 mainly attributed to increased snow removal costs; (b) an increase in revenue of approximately $88,000 received from TJ Maxx at the Westwood Plaza shopping center due to the expiration of its one-year co-tenancy clause in March 2025; and (c) an increase in revenue recognized of approximately $43,000 from a tenant deemed collectability constrained at the Preakness shopping center.

The increase in NOI for the Current Six Months was primarily driven by the following: (a) an increase in revenue of approximately $262,000; offset by (b) an increase in total operating expenses of approximately $178,000, primarily related to snow removal costs due to a harsher winter.

The increase in revenue for the Current Quarter was primarily driven by an increase in reimbursable revenue of approximately $148,000 mainly attributed to increased snow removal costs; (b) an increase in revenue of approximately $61,000 received from TJ Maxx at the Westwood Plaza shopping center due to the expiration of its one-year co-tenancy clause in March 2025; and (c) an increase in revenue recognized of approximately $39,000 from a tenant deemed collectability constrained at the Preakness shopping center.

The increase in NOI for the Current Quarter was primarily driven by the following: (a) an increase in revenue of approximately $238,000; offset by (b) an increase in total operating expenses of approximately $196,000 primarily related to snow removal costs due to a harsher winter.

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

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Six Months:

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	5	12,618	$22.43	$22.43	0.0%	$—	$0.17

Non-comparable leases	1	8,000	$18.90	N/A	N/A	$—	$0.95

Total leasing activity	6	20,618

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Six Months and Current Quarter increased by 2.8% and 2.0%, respectively, and NOI increased by 2.7% and decreased by 1.5%, respectively, compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Six Months and Current Quarter decreased by 1.3% and 1.4%, respectively, compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Six Months was primarily attributable to an increase in base rents across all properties while the average occupancy rate declined from 96.9% in the Prior Year’s Six Months to 95.6% in the Current Six Months. The increase in NOI for the Current Six Months was primarily attributable to the following: (a) an increase in revenue of approximately $303,000; offset by (b) an increase in snow removal costs of approximately $111,000 due to a harsher winter; and (c) an increase in utility costs of approximately $94,000 due to rising energy costs.

The increase in revenue for the Current Quarter was primarily attributable to an increase in base rents across most properties while the average occupancy declined from 97.1% in the Prior Year’s Quarter to 95.7% in the Current Quarter. The decrease in NOI for the Current Quarter was attributable to the following: (a) an increase in total operating costs of approximately $160,000 primarily due to an increase in snow removal costs, utility costs and repair and maintenance costs; offset by (b) an increase in revenue of approximately $111,000.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraphs for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,447 and $2,361, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $233,000 and $223,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Six Months Ended April 30,		Three Months Ended April 30,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$3,356	$3,489	$1,707	$1,738
New	—	—	—	—
Total gross financing costs	3,356	3,489	1,707	1,738
Amortization of deferred financing costs	305	235	93	113
Total net financing costs	$3,661	$3,724	$1,800	$1,851

(a) Includes the effect of an interest rate swap contract which effectively converts the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Six Months decreased by approximately $63,000 or 1.7%, as compared to the Prior Year’s Six Months which was primarily attributable to the following: (a) a decrease of approximately $232,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; offset by (b) an increase of approximately $157,000 resulting from the extension fee paid to extend the loan on the Preakness shopping center in the Current Six Months.

Total net financing costs for the Current Quarter decreased by approximately $51,000 or 2.8%, compared to the Prior Year’s Quarter which was primarily attributable to the following: (a) a decrease of approximately $109,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025; offset by (b) an increase of approximately $75,000 resulting from the extension fee paid to extend the loan on the Preakness shopping center in the Current Quarter.

INVESTMENT INCOME

Investment income for the Current Six Months and Current Quarter was approximately $549,000 and $265,000, respectively, as compared to $750,000 and $350,000, respectively, for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The decrease in investment income of approximately $201,000 and $85,000 for the Current Six Months and Current Quarter, respectively, was primarily due to a decline in the average balance of cash and cash equivalents (including US Treasury securities available for sale) of approximately $4.1 million and $3.4 million, respectively, as compared to the Prior Year’s comparable periods.

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Six Months and Current Quarter was approximately $1,765,000 and $1,052,000, respectively, as compared to $1,636,000 and $791,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A of approximately $129,000 and $261,000 for the Current Six Months and Current Quarter, respectively, were primarily attributed to legal and professional expenses related to the potential sales of certain properties and the development of a plan of liquidation.

DEPRECIATION

Depreciation expense for the Current Six Months and Current Quarter was approximately $1,445,000 and $724,000, respectively, as compared to $1,457,000 and $734,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $2,618,000 for the Current Six Months compared to approximately $2,262,000 for the Prior Year’s Six Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of April 30, 2026, FREIT had cash, cash equivalents and restricted cash totaling approximately $17,738,000, as compared to approximately $21,528,000 at October 31, 2025. The decrease in cash, cash equivalents and restricted cash in the Current Six Months of approximately $3,790,000 was primarily attributable to net cash used in investing activities of approximately $3,210,000 and net cash used in financing activities of approximately $3,198,000 offset by net cash provided by operating activities of approximately $2,618,000. The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $26,843,000; (b) repayment of mortgages of approximately $958,000; (c) distributions to noncontrolling interests in subsidiaries of approximately $555,000; (d) capital improvements of approximately $249,000; (e) deferred financing costs of approximately $191,000 paid in the Current Six Months primarily for the extension of the loan on the Preakness shopping center; offset by (f) proceeds received from maturities of U.S. Treasury securities of approximately $23,958,000; and (g) cash provided by operating activities net of dividends paid of approximately $1,124,000.

Credit Line: FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were secured by mortgages on FREIT’s Franklin Crossing Shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. As of April 30, 2026 and October 31, 2025, there was no amount outstanding and $13 million was available under this line of credit.

On May 26, 2026, FREIT’s $13 million line of credit has been replaced with a $20 million line of credit provided by Provident Bank secured by a mortgage on FREIT’s Boulders property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

Dividend: On April 9, 2026, FREIT’s Board of Directors (“Board”) declared a dividend of approximately $748,000 ($0.10 per share on the common stock of FREIT) for the second quarter of Fiscal 2026, which will be paid on June 12, 2026 to stockholders of record at the close of business on May 29, 2026. FREIT’s Board will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on April 9, 2026 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of April 30, 2026, FREIT’s aggregate outstanding mortgage debt was $120.3 million, which bears a weighted average interest rate of 5.34% and an average life of approximately 1.2 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2026	2027	2028	2029
($ in millions)
Mortgage "Balloon" Payments	$59.0 (A)	$8.6	$23.8	$26.0

(A)	Includes the following:

(1)	The loan on the Preakness shopping center located in Wayne, New Jersey in the amount of $25 million, which had a maturity date of August 1, 2025. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through August 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Management expects this loan to be further modified and extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

(2)	The loan on the Westwood Plaza shopping center located in Westwood, New Jersey, in the amount of approximately $9.6 million which has a maturity date of August 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

(3)	The loan on the Westwood Hills property located in Westwood, New Jersey, in the amount of approximately $24.6 million which has a maturity date of September 1, 2026. Management expects this loan to be extended/refinanced, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at April 30, 2026 and October 31, 2025:

($ in Millions)	April 30, 2026	October 31, 2025

Fair Value	$117.4	$118.4
Carrying Value, Net	$119.9	$120.8

Fair values are estimated based on market interest rates at April 30, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at April 30, 2026, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $1.4 million, and a 1% decrease would increase the fair value by $1.4 million.

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. The pay down of this loan resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. This loan has been further extended by Valley National Bank for an additional 90 days with a new maturity date of August 1, 2026 based on the same terms and conditions of the existing loan agreement. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

On August 1, 2025, the mortgage in the amount of $25,000,000, secured by the Preakness shopping center located in Wayne, New Jersey, reached its maturity date. Wayne PSC, LLC continues to work with the current lender, ConnectOne Bank, on a potential modification and extension of the loan. ConnectOne Bank has issued several extensions of the loan’s maturity date, with the most recent extension through August 1, 2026, while discussions are ongoing. Each extension has been made under the same terms and conditions of the existing loan agreement. Management expects this loan to be further extended, however, until such time as a definitive agreement providing for a modification, extension or replacement of this loan is entered into, there can be no assurance that such an agreement will be reached. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($10,900,000 at April 30, 2026). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At April 30, 2026, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $215,000 for the Station Place swap, which amount has been included as an asset in FREIT’s condensed consolidated balance sheet as at April 30, 2026. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the six and three months ended April 30, 2026, FREIT recorded an unrealized gain of approximately $35,000 and

$65,000, respectively, in the condensed consolidated statements of comprehensive income. For the six and three months ended April 30, 2025, FREIT recorded an unrealized loss of approximately $269,000 and $227,000, respectively, in the condensed consolidated statements of comprehensive income.

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

	For the Six Months Ended April 30,				For the Three Months Ended April 30,
	2026		2025		2026		2025
	(In Thousands, Except Per Share)				(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$1,236		$1,282		$434		$781
Depreciation of consolidated properties	1,445		1,457		724		734
Amortization of deferred leasing costs	44		45		24		19
Distributions to non-controlling interests	(540	)(b)	(480	)(c)	(180	)(b)	(120	)(c)
Adjustment to loss on investment in tenancy-in-common for depreciation	785		732		393		367
FFO	$2,970		$3,036		$1,395		$1,781

Per Share - Basic and Diluted	$0.40		$0.41		$0.19		$0.24

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $15,000 for both the six and three months ended April 30, 2026 related to the sale of the Rotunda property located in Maryland in a prior year.
(c) FFO excludes the additional distribution of proceeds to non-controlling interests in the amount of approximately $163,000 and $80,000 for the six and three months ended April 30, 2025, respectively, related to the sale of the Rotunda and Damascus properties located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$2,970		$3,036		$1,395		$1,781
Deferred rents (Straight lining)	10		56		1		28
Capital Improvements - Apartments	(248)		(203)		(186)		(126)
AFFO	$2,732		$2,889		$1,210		$1,683

Per Share - Basic and Diluted	$0.37		$0.39		$0.16		$0.23

Weighted Average Shares Outstanding:
Basic and Diluted	7,474		7,466		7,477		7,469

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of April 30, 2026. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended April 30, 2026, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: June 12, 2026
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)