Form 10-Q
period 2026-07-31
FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.
filed 2026-09-11
CIK 36840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2026

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

(201) 488-6400

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	FREVS	OTC Pink Limited Market
Preferred Stock Purchase Rights (1)

(1)	Registered pursuant to Section 12 (b) of the Act pursuant to a form 8-A filed by the registrant on August 3, 2023. Until the Distribution Date (as defined in the registrant’s Stockholder Rights Agreement dated July 31, 2023 and amended as of May 13, 2026) the Preferred Stock Purchase Rights will be transferred with and only with the shares of the registrant’s Common Stock to which the Preferred Stock Purchase Rights are attached.

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

As of September 11, 2026, the number of shares of common stock outstanding was 7,482,432.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC.

Part I: Financial Information

Item 1: Unaudited Condensed Consolidated Financial Statements

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2026	2025
	(In Thousands, Except Share and Per Share Amounts)
ASSETS

Real estate, at cost, net of accumulated depreciation	$82,173	$89,419
Construction in progress	982	968
Cash and cash equivalents	16,024	17,926
Investment in U.S. Treasury securities available-for-sale	41,863	18,174
Investment in tenancy-in-common	17,025	16,922
Tenants' security accounts	806	833
Receivables arising from straight-lining of rents	287	472
Accounts receivable, net of allowance for doubtful accounts of $104 and $258 as of July 31, 2026 and October 31, 2025, respectively	391	201
Prepaid expenses and other assets	5,538	4,511
Deferred charges, net	172	238
Interest rate swap contract	235	210
Total Assets	$165,496	$149,874

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$114,840	$121,300
Less unamortized debt issuance costs	596	516
Mortgages payable, net	114,244	120,784

Due to affiliate	693	—
Accounts payable and accrued expenses	881	665
Dividends payable	748	747
Tenants' security deposits	1,007	1,132
Deferred revenue	686	843
Total Liabilities	118,259	124,171

Commitments and contingencies

Common Equity:
Preferred stock with par value of $0.01 per share: 5,000,000 and 0 shares authorized and issued, respectively	—	—
Common stock with par value of $0.01 per share: 20,000,000 shares authorized; 7,482,432 and 7,471,344 shares issued at July 31, 2026 and October 31, 2025, respectively	75	75
Additional paid-in-capital	32,533	32,393
Retained earnings	20,837	1,360
Accumulated other comprehensive income	221	211
Total Common Equity	53,666	34,039
Noncontrolling interests in subsidiaries	(6,429)	(8,336)
Total Equity	47,237	25,703
Total Liabilities and Equity	$165,496	$149,874

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)		(In Thousands, Except Per Share Amounts)
Revenue:
Rental income	$20,812	$20,085	$6,981	$6,758
Reimbursements	1,535	1,383	415	397
Sundry income	328	303	141	89
Total revenue	22,675	21,771	7,537	7,244

Expenses:
Operating expenses	8,738	7,612	3,133	2,390
Management fees	1,052	1,036	390	358
Real estate taxes	4,508	4,415	1,499	1,478
Depreciation	2,126	2,195	681	738
Total expenses	16,424	15,258	5,703	4,964

Investment income	846	1,053	297	303
Net gain on sale of property	19,825	—	19,825	—
Loss on investment in tenancy-in-common	(106)	(13)	(37)	(36)
Interest expense including amortization of deferred financing costs	(5,634)	(5,532)	(1,973)	(1,808)
Net income	21,182	2,021	19,946	739

Net loss attributable to noncontrolling interests in subsidiaries	538	366	215	140

Net income attributable to common equity	$21,720	$2,387	$20,161	$879

Earnings per share:
Basic and diluted	$2.90	$0.32	$2.69	$0.12

Weighted average shares outstanding:
Basic and diluted	7,477	7,468	7,482	7,471

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)

Net income	$21,182	$2,021	$19,946	$739

Other comprehensive income:
Unrealized gain (loss) on interest rate swap contract before reclassifications	131	(4)	53	115
Amount reclassified from accumulated other comprehensive income to interest expense	(106)	(203)	(33)	(53)
Net unrealized gain (loss) on interest rate swap contract	25	(207)	20	62

Unrealized gain on U.S. Treasury securities available-for-sale before reclassifications	2	2	3	5
Amount reclassified from accumulated other comprehensive income to investment income	(17)	(2)	(10)	1
Net unrealized (loss) gain on U.S. Treasury securities available-for-sale	(15)	—	(7)	6
Comprehensive income	21,192	1,814	19,959	807

Comprehensive loss attributable to noncontrolling interests in subsidiaries	538	366	215	140

Comprehensive income attributable to common equity	$21,730	$2,180	$20,174	$947

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE AND THREE MONTHS ENDED JULY 31, 2026

(Unaudited)

	Common Equity
	Common Stock				Accumulated
			Additional Paid-In-	Retained	Other Comprehensive	Total Common	Noncontrolling Interests	Total
	Shares	Amount	Capital	Earnings	Income	Equity	in Subsidiaries	Equity
	(In Thousands)

Balance at October 31, 2025	7,471	$75	$32,393	$1,360	$211	$34,039	$(8,336)	$25,703

Distributions to noncontrolling interests in subsidiaries						—	(360)	(360)

Net income (loss)				943		943	(141)	802

Dividends declared				(747)		(747)	—	(747)

Net unrealized loss on interest rate swap contract					(30)	(30)	—	(30)

Balance at January 31, 2026	7,471	75	32,393	1,556	181	34,205	(8,837)	25,368

Stock awards granted to directors	11		140			140		140

Distributions to noncontrolling interests in subsidiaries						—	(195)	(195)

Net income (loss)				616		616	(182)	434

Dividends declared				(748)		(748)	—	(748)

Net unrealized gain on interest rate swap contract					35	35	—	35

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(8)	(8)	—	(8)

Balance at April 30, 2026	7,482	75	32,533	1,424	208	34,240	(9,214)	25,026

Contributions from noncontrolling interests in subsidiaries - Preferred Member						—	3,000	3,000

Net income (loss)				20,161		20,161	(215)	19,946

Dividends declared				(748)		(748)	—	(748)

Net unrealized gain on interest rate swap contract					20	20	—	20

Net unrealized loss on investment in U.S. Treasury securities available-for-sale					(7)	(7)	—	(7)

Balance at July 31, 2026	7,482	$75	$32,533	$20,837	$221	$53,666	$(6,429)	$47,237

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

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31, 2026 AND 2025

(Unaudited)

	Nine Months Ended
	July 31,
	2026	2025
	(In Thousands of Dollars)
Operating activities:
Net income	$21,182	$2,021
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of property	(19,825)	—
Depreciation	2,126	2,195
Amortization	632	431
Stock awards granted to directors	140	140
Loss on investment in tenancy-in-common	106	13
Deferred rents - straight line rent	6	83
Bad debt expense	49	119
Accreted interest on investment in U.S. Treasury securities	(442)	(666)
Changes in operating assets and liabilities:
Tenants' security accounts	(125)	(67)
Accounts receivable, prepaid expenses and other assets	(518)	(360)
Accounts payable and accrued expenses	182	(16)
Deferred interest on mortgage	—	(222)
Due to affiliate - accrued interest	6	—
Deferred revenue	(157)	257
Net cash provided by operating activities	3,362	3,928
Investing activities:
Proceeds from sale of property	25,717	—
Purchase of U.S. Treasury securities	(62,065)	(37,414)
Proceeds from maturities of U.S. Treasury securities	38,803	46,861
Capital improvements	(451)	(557)
Deferred leasing costs	(121)	(46)
Due from investment in tenancy-in-common for reimbursement of costs	(209)
Distribution from investment in tenancy-in-common	—	455
Net cash provided by investing activities	1,674	9,299
Financing activities:
Repayment of mortgages	(6,460)	(6,894)
Deferred financing costs	(647)	(170)
Due to affiliate - loan proceeds	687	—
Dividends paid	(2,242)	(6,419)
Contributions from noncontrolling interests in subsidiaries - Preferred Member	3,000	—
Distributions to noncontrolling interests in subsidiaries	(555)	(644)
Net cash used in financing activities	(6,217)	(14,127)
Net decrease in cash, cash equivalents and restricted cash	(1,181)	(900)
Cash, cash equivalents and restricted cash, beginning of period	21,528	19,223
Cash, cash equivalents and restricted cash, end of period	$20,347	$18,323

Supplemental disclosure of cash flow data:
Interest paid	$5,061	$5,390

Supplemental schedule of non cash activities:
Investing activities:
Accrued transactional costs for sale of property	$25	$—
Accrued capital expenditures, construction costs and pre-development costs	$36	$64

Financing activities:
Dividends declared but not paid	$748	$748

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

Cash and cash equivalents	$16,024	$14,604
Tenants' security accounts	806	867
Mortgage escrows (included in prepaid expenses and other assets)	3,517	2,852
Total cash, cash equivalents and restricted cash	$20,347	$18,323

See Notes to Condensed Consolidated Financial Statements.

FIRST REAL ESTATE INVESTMENT TRUST OF NEW JERSEY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of presentation:

First Real Estate Investment Trust of New Jersey was organized on November 1, 1961 as a New Jersey business trust. On July 1, 2021, First Real Estate Investment Trust of New Jersey completed the change of its form of organization from a New Jersey real estate investment trust to a Maryland corporation, First Real Estate Investment Trust of New Jersey, Inc. (“FREIT”, “Trust”, “us”, “we”, “our” or the “Company”).

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

The consolidated results of operations for the nine and three-month periods ended July 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in FREIT’s Annual Report on Form 10-K for the year ended October 31, 2025.

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

Note 3 – Dividends and earnings per share:

On July 16, 2026, FREIT’s Board of Directors (“Board”) declared a dividend of approximately $748,000 ($0.10 per share on the common stock of FREIT) for the third quarter of Fiscal 2026, which will be paid on September 14, 2026 to stockholders of record at the close of business on August 31, 2026.

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

For the nine and three months ended July 31, 2026 and 2025, basic and dilutive earnings per share are the same as there are no outstanding stock options or other dilutive securities.

Note 4 – Fair Value Measurements:

Financial assets that are measured at fair value on our condensed consolidated balance sheets consist of (i) investments in U.S. Treasury securities (classified as available for sale) and (ii) an interest rate swap contract.

In accordance with ASC Topic 320, “Investments – Debt Securities”, FREIT is accounting for the investments in U.S. Treasury securities classified as available for sale in the amount of approximately $41,863,000 and $18,174,000, as of July 31, 2026 and October 31, 2025, respectively, at fair value. Since these available for sale securities are being issued at a discount, the discount is being accreted over the term of the U.S. Treasury securities and recognized as investment income on the condensed consolidated statements of income and reflected as accreted interest in the condensed consolidated statements of cash flows. For the nine months ended July 31, 2026 and 2025, this amounted to approximately $442,000 and $666,000, respectively. Any changes in the value of these securities are recorded as an unrealized gain or loss in other comprehensive income. Upon sale, the realized gain or loss related to these investments is recognized in investment income in the condensed consolidated statements of income. For the nine and three months ended July 31, 2026, FREIT recorded an unrealized loss of approximately $15,000 and $7,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. For the nine and three months ended July 31, 2025, FREIT recorded an unrealized gain of approximately $0 and $6,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these available for sale investments in U.S. Treasury securities during such periods. The fair values are based on quoted market prices (level 1 in the fair value hierarchy as provided by authoritative guidance).

In accordance with “Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815")”, FREIT has been accounting for the FREIT Regency, LLC (“Regency”) and Station Place on Monmouth (“Station Place”) interest rate swap contracts as cash flow hedges marking these contracts to market, taking into account present interest rates compared to the contracted fixed rate over the life of the contract and recording the unrealized gain or loss on the swaps in comprehensive income. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 for further details.) For the nine and three months ended July 31, 2026, FREIT recorded an unrealized gain of approximately $25,000 and $20,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. For the nine and three months ended July 31, 2025, FREIT recorded an unrealized loss of approximately $207,000 and an unrealized gain of approximately $62,000, respectively, in the condensed consolidated statements of comprehensive income representing the change in the fair value of these cash flow hedges during such periods. As of July 31, 2026 and October 31, 2025, there was an asset of approximately $235,000 and $210,000, respectively, for the Station Place swap. The fair values are based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

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

FREIT’s investment in TIC was approximately $17,025,000 and $16,922,000 as of July 31, 2026 and October 31, 2025, respectively. For the nine and three months ended July 31, 2026, FREIT recognized a loss on investment in TIC of approximately $106,000 and $37,000, respectively, in the accompanying condensed consolidated statements of income. For the nine and three months ended July 31, 2025, FREIT recognized a loss on investment in TIC of approximately $13,000 and $36,000, respectively, in the accompanying condensed consolidated statements of income.

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

The management agreement requires the payment of management fees equal to 5% of rents collected. Management fees, charged to operations, were approximately $326,000 and $130,000 for the nine and three months ended July 31, 2026, respectively, and $324,000 and $108,000 for the nine and three months ended July 31, 2025, respectively. The Pierre Towers property also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its property. Hekemian & Co. is paid a commission for these services. Such commissions were charged to operations and amounted to approximately $22,000 for both the nine and three months ended July 31, 2026 and $62,000 for both the nine and three months ended July 31, 2025.

The following table summarizes the balance sheets of the Pierre Towers property as of July 31, 2026 and October 31, 2025, accounted for by the equity method:

	July 31,	October 31,
	2026	2025
	(In Thousands of Dollars)

Real estate, net	$71,023	$71,928
Cash and cash equivalents	576	335
Tenants' security accounts	623	563
Receivables and other assets	643	575
Total assets	$72,865	$73,401

Mortgages payable, net of unamortized debt issuance costs	$45,258	$46,173
Accounts payable and accrued expenses	710	480
Reimbursement due to FREIT	209	—
Tenants' security deposits	638	562
Deferred revenue	180	152
Equity	25,870	26,034
Total liabilities & equity	$72,865	$73,401

FREIT's investment in TIC (65% interest)	$16,816	$16,922
Reimbursement due to FREIT	209	—
FREIT's net investment in TIC	$17,025	$16,922

The following table summarizes the statements of operations of the Pierre Towers property for the nine and three months ended July 31, 2026 and 2025, accounted for by the equity method:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)

Revenue	$6,793	$6,537	$2,323	$2,168
Operating expenses	4,044	3,770	1,410	1,292
Depreciation	1,815	1,691	607	565
Operating income	934	1,076	306	311

Interest income	20	48	7	12
Interest expense including amortizationof deferred financing costs	(1,117)	(1,144)	(370)	(379)

Net loss	$(163)	$(20)	$(57)	$(56)

FREIT's share of loss on investment in TIC (65% interest)	$(106)	$(13)	$(37)	$(36)

Note 6 - Management agreement, fees and transactions with related parties:

Hekemian & Co. currently manages all of the properties owned by FREIT and its affiliates. The management agreement between FREIT and Hekemian & Co. dated as of November 1, 2001 (“Management Agreement”) will expire on October 31, 2027 and is automatically renewed for successive periods of two years unless either party gives not less than six (6) months prior notice of non-renewal.

On May 13, 2026, FREIT entered into a Third Amendment, subsequently amended on September 10, 2026 as a Fourth Amendment, to the Management Agreement dated November 1, 2001 between the Company and Hekemian & Co. The Third and Fourth Amendments provide that upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in each property managed by Hekemian & Co, including sales or dispositions of a managed property in furtherance of the Plan of Voluntary Liquidation (see Note 13 for further details), the Management Agreement shall automatically terminate with respect to such property and the Company shall pay to Hekemian & Co. (a) any and all commissions and fees for management services and reimbursement required to be paid by the Company pursuant to the Management Agreement in respect of the applicable property up to the termination date, calculated on a pro rata basis plus (b) a termination fee in respect to such property equal to 2.5 times one (1) year’s Base Management Fee in respect of such property. The Base Management Fee is computed by dividing the annual base management fee allocable to the applicable property paid by the Company to Hekemian & Co. over the immediately prior three (3) fiscal years prior to such termination by three (3).

Upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in a managed property, including sales or dispositions in furtherance of the Plan of Voluntary Liquidation, the Company is required to pay to Hekemian & Co. a fee equal to 1.65% of the sales price for the property. In the event that the Company owns less than a 100% interest in a property, then the total individual property termination fee and sale of property fee with respect to such property shall be computed based upon 100% of such property. FREIT shall be responsible for the payment of a percentage of the fee equal to its direct or indirect percentage ownership of the applicable property, Hekemian & Co. shall cause the other owner(s) of the applicable property to pay the remaining portion of such fee and FREIT shall have no responsibility for the remaining portion of such fee.

The Management Agreement requires the payment of management fees equal to 4% to 5% of rents collected. Such fees charged to operations were approximately $1,052,000 and $1,036,000 for the nine months ended July 31, 2026 and 2025, respectively, and $390,000 and $358,000 for three months ended July 31, 2026 and 2025, respectively. In addition, the Management Agreement provides for the payment to Hekemian & Co. of leasing commissions, as well as the reimbursement of certain operating expenses, such as payroll and insurance costs, incurred on behalf of FREIT. Such commissions and reimbursements amounted to approximately $344,000 and $312,000 for the nine months ended July 31, 2026 and 2025, respectively, and $108,000 and $110,000 for the three months ended July 31, 2026 and 2025, respectively. FREIT also uses the resources of the Hekemian & Co. insurance department to secure various insurance coverages for its properties and subsidiaries. Hekemian & Co. is paid a commission for these services. Such commissions charged to operations were approximately $160,000 and $181,000 for the nine months ended July 31, 2026 and 2025, respectively, and $123,000 and $168,000 for the three months ended July 31, 2026 and 2025, respectively.

From time to time, FREIT engages Hekemian & Co., or certain affiliates of Hekemian & Co., to provide additional services, such as consulting services related to development, property sales and financing activities of FREIT. Separate fee arrangements are negotiated between Hekemian & Co. and FREIT with respect to such additional services. Such fees incurred were approximately $496,000 and $60,000 for the nine months ended July 31, 2026 and 2025, respectively, and $496,000 and $25,000 for the three months ended July 31, 2026 and 2025, respectively. Fees incurred during Fiscal 2026 related to commissions to Hekemian & Co. for the following: $50,000 for the modification and renewal of FREIT’s line of credit; and $446,000 for the sale of the Franklin Crossing shopping center. Fees incurred during Fiscal 2025 related to commissions to Hekemian & Co. for the following: $35,000 for the modification and extension of the loan on the Regency property; and $25,000 for the extension of the loan on the Westwood Plaza property. The commissions for the modification and extension of the loans and line of credit were accounted for as deferred mortgage costs and included in the unamortized debt issuance costs in the accompanying condensed consolidated balance sheets as of July 31, 2026 and October 31, 2025. The commission related to the sale of the Franklin Crossing shopping center was charged against the gain on sale of the property in the accompanying condensed consolidated statement of income for the nine and three months ended July 31, 2026.

To provide an incentive to Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of the Trust, to facilitate the timely sale of FREIT’s properties under the Plan of Voluntary Liquidation, the Board has approved an incentive compensation arrangement that will entitle Mr. Hekemian to a $1,000,000 cash bonus if the Company sells and/or enters into contracts to sell all of its real properties within 18 months after the approval of the Plan of Voluntary Liquidation by FREIT’s stockholders and receives aggregate gross proceeds from such sales in excess of $319.9 million. To receive the bonus, the sale of all of the Company’s properties must close.

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

Robert S. Hekemian, Jr., Chief Executive Officer, President and a Director of FREIT, is the Chief Executive Officer of Hekemian & Co. David B. Hekemian, a Director of FREIT, is the President of Hekemian & Co. Allan Tubin, Chief Financial Officer and Treasurer of FREIT, is the Chief Financial Officer of Hekemian & Co. Director fee expense and/or executive compensation (including stock awards – See Note 10 for additional details) incurred by FREIT for the nine months ended July 31, 2026 and 2025 was approximately $530,000 and $515,000, respectively, for Robert S. Hekemian, Jr., $34,000 and $34,000, respectively, for Allan Tubin and $80,000 and $65,000, respectively, for David B. Hekemian. Director fee expense and/or executive compensation (including stock awards) incurred by FREIT for the three months ended July 31, 2026 and 2025 was approximately $180,000 and $165,000, respectively, for Robert S. Hekemian, Jr., $12,000 and $11,000, respectively, for Allan Tubin and $30,000 and $15,000, respectively, for David B. Hekemian. Such costs are included within operating expenses on the accompanying condensed consolidated statements of income.

FREIT owns a 40% equity interest in Wayne PSC, LLC (“Wayne PSC”) and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co.

On June 17, 2026, in connection with the modification of the loan on the Preakness shopping center (the “Preakness Property”), Wayne PSC amended its operating agreement to allow FREIT and certain members of the Hekemian family, in their individual capacities, to make contributions to Wayne PSC in exchange for preferred interests in the limited liability company. FREIT contributed $2 million in exchange for a 40% preferred member interest, and certain members of the Hekemian family collectively contributed $3 million (inclusive of $1 million from Robert S. Hekemian, Jr. and $1 million from David B. Hekemian) in exchange for a 60% preferred member interest (collectively, the “Preferred Members”) for a total of $5 million. These contributions funded the required $5 million loan paydown. (See Note 7 for additional details on the loan modification.) The Preferred Members are entitled to a 15% cumulative preferred return per annum on their preferred capital contributions. Distributions of cash flow will be made first to the Preferred Members on a pro-rata basis to the extent of the unpaid accrued preferred return; second, to the Preferred Members on a pro rata basis to the extent of their unrecovered preferred capital; and third, FREIT and H-TPKE (collectively, the “Common Members”) in accordance with their common percentage interests (which are 40% and 60%, respectively).

On June 17, 2026, the Common Members in Wayne PSC, each entered into a revolving credit note based on each member’s respective pro-rata share of the aggregate funding amount of $3,000,000, with funding of up to $1,200,000 for FREIT and $1,800,000 for H-TPKE. Each revolving credit note will be for a term of five (5) years, has a maturity date of June 16, 2031 and shall accrue interest on the outstanding principal balance at a fixed interest rate of 6.875%. The outstanding principal balance and all accrued and unpaid interest on each revolving credit note shall be payable on the earlier to occur of (i) the last day of the term; (ii) the sale or disposition of the Preakness Property; or (iii) any refinancing of the Preakness Property that results in the receipt of net cash proceeds by Wayne PSC. In connection with the loan modification, Wayne PSC required funding to replenish the loan’s interest reserve account by $1,145,139. Accordingly, on June 17, 2026, each Common Member contributed its respective pro-rata share of this funding requirement with FREIT funding $458,056 and H-TPKE funding $687,083. (See Note 7 for additional details on the loan modification.) As of July 31, 2026, the balance on each of these notes, including interest, was $462,024 for FREIT and $693,036 for H-TPKE.

Note 7 – Mortgages payable and line of credit:

The following table is a summary of mortgages payable as of July 31, 2026 and October 31, 2025:

		Interest Rate at	Mortgages Payable as of
Mortgages Secured By:	Maturity	July 31, 2026	July 31, 2026	October 31, 2025
			(In Thousands of Dollars)
Steuben Arms - River Edge, NJ	5/31/2027	6.75%	$8,637	$8,715
Berdan Court - Wayne, NJ	9/1/2029	3.54%	27,771	28,190
Westwood Hills - Westwood, NJ (A)	9/1/2026	6.05%	24,541	24,803
Regency Club - Middletown, NY (B)	12/15/2027	6.05%	13,621	13,754
Station Place - Red Bank, NJ	12/15/2027	4.35%	10,834	11,030
Westwood Plaza - Westwood, NJ (C)	11/1/2026	8.50%	9,459	9,808
Preakness S/C - Wayne, NJ (D)	7/1/2031	6.875%	19,977	25,000
Total fixed rate mortgages payable			114,840	121,300
Total unamortized debt issuance costs			(596)	(516)
Total mortgages payable, net			$114,244	$120,784

(A)	On August 31, 2026, Westwood Hills, LLC refinanced its mortgage, secured by an apartment building located in Westwood, New Jersey, in the amount of approximately $24,541,000 (which would have matured on September 1, 2026) with a new lender, ConnectOne Bank, in the amount of $25,000,000. This loan is based on a fixed interest rate of 6.28% and is interest only for the first three years of the term with monthly installments thereafter of approximately $131,000 each month through October 1, 2029. Commencing on November 1, 2029, monthly installments of principal plus interest totaling approximately $162,000 are required each month until September 1, 2031 at which time the unpaid balance is due.

(B)	On December 15, 2024, the mortgage secured by an apartment building located in Middletown, New York and the corresponding interest rate swap contract on its underlying loan came due with no settlement of the swap contract due at maturity. Effective December 15, 2024, FREIT Regency, LLC entered into a loan extension and modification agreement with the lender of this loan, Provident Bank, with a then outstanding loan balance of approximately $13.9 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for three years to December 15, 2027, the interest rate on the outstanding debt is based on a fixed interest rate of 6.05% and monthly installments of principal and interest of approximately $84,521 are required.

(C)	On October 31, 2023, FREIT exercised its right, pursuant to the loan agreement held with Valley National Bank, to extend the term of its loan with a then outstanding balance of approximately $16.6 million and secured by the Westwood Plaza shopping center located in Westwood, New Jersey for one additional year from an initial maturity date of February 1, 2024 to a new maturity date of February 1, 2025. This loan extension was based on a fixed interest rate of 8.5% and was payable based on monthly installments of principal and interest of approximately $166,727. Additionally, FREIT funded the interest reserve escrow account for this loan (“Escrow”) with an additional $112,556, increasing the Escrow balance to $2,000,722, which represented the annualized principal and interest payments for one (1) year under this loan extension. Effective February 1, 2025, Valley National Bank extended this loan for 90 days from a maturity date of February 1, 2025 to a maturity date of May 1, 2025 under the same terms and conditions of the existing loan agreement.

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Valley National Bank has issued several extensions of the loan’s maturity date, with the most recent extension through November 1, 2026, based on the same terms and conditions of the existing loan agreement.

(D)	On August 1, 2025, the mortgage secured by the Preakness Shopping center located in Wayne, New Jersey, reached its maturity date. ConnectOne Bank issued several extensions of the loan’s maturity date. Effective June 22, 2026, Wayne PSC entered into a loan extension and modification agreement with ConnectOne Bank and paid down this loan by approximately $5 million, reducing the outstanding balance to $20 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for five years to July 1, 2031, the interest rate on the outstanding debt is based on a fixed interest rate of 6.875% and monthly principal and interest payments of approximately $141,061 are required. Additionally, Wayne PSC replenished its interest reserve escrow account by $1,145,139, increasing the balance in this account from $404,861 to $1,550,000. (See Note 6 for additional details regarding the funding of this transaction).

FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were previously secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. On May 26, 2026, FREIT’s $13 million line of credit was replaced with a $20 million line of credit, provided by Provident Bank, and secured by a mortgage on FREIT’s Boulders apartment property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2026 and October 31, 2025 there was no amount outstanding and $20 million was available under this line of credit as of July 31, 2026.

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

Remaining principal amounts (in thousands of dollars) due under the above obligations in each of the next five years ending October 31, are as follows:

Year Ending October 31,	Amount
2026	$24,852	(a)
2027	19,347
2028	24,853
2029	26,866
2030	386

(a)	This includes the loan on the Westwood Hills property located in Westwood, New Jersey in the amount of approximately $24.5 million which had a maturity date of September 1, 2026. On August 31, 2026, Westwood Hills, LLC refinanced its mortgage with a new lender, ConnectOne Bank, in the amount of $25,000,000. This loan is based on a fixed interest rate of 6.28% and is interest only for the first three years of the term with monthly installments thereafter of approximately $131,000 each month through October 1, 2029. Commencing on November 1, 2029, monthly installments of principal plus interest totaling approximately $162,000 are required each month until September 1, 2031 at which time the unpaid balance is due.

Fair value of long-term debt:

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2026 and October 31, 2025:

($ in Millions)	July 31, 2026	October 31, 2025

Fair Value	$111.2	$118.4
Carrying Value, Net	$114.2	$120.8

Fair values are estimated based on market interest rates at July 31, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

Note 8 - Segment information:

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments. FREIT has determined that it has two reportable segments: commercial properties and residential properties. These reportable segments offer different types of space, have different types of tenants, and are managed separately because each requires different operating strategies and management expertise. The commercial segment is comprised of four (4) properties, excluding the Franklin Crossing shopping center sold on July 8, 2026 (see Note 12 for further details). The residential segment is comprised of six (6) properties.

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

Real estate rental revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to condensed consolidated net income attributable to common equity for the nine and three months ended July 31, 2026 and 2025. Asset information is not reported since FREIT does not use this measure to assess performance.

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)
Real estate rental revenue:
Commercial	$5,884	$5,585	$1,842	$1,805
Residential	16,797	16,269	5,691	5,466
Total real estate rental revenue	22,681	21,854	7,533	7,271

Real estate operating expenses:
Commercial	4,075	3,923	1,247	1,273
Residential	7,082	6,880	2,399	2,329
Total real estate operating expenses	11,157	10,803	3,646	3,602

Net operating income:
Commercial	1,809	1,662	595	532
Residential	9,715	9,389	3,292	3,137
Total net operating income	$11,524	$11,051	$3,887	$3,669

Recurring capital improvements - residential	$(389)	$(357)	$(141)	$(154)

Reconciliation to condensed consolidated net income attributable to common equity:
Segment NOI	$11,524	$11,051	$3,887	$3,669
Deferred rents - straight lining	(6)	(83)	4	(27)
Investment income	846	1,053	297	303
General and administrative expenses	(3,141)	(2,260)	(1,376)	(624)
Loss on investment in tenancy-in-common	(106)	(13)	(37)	(36)
Net gain on sale of property	19,825	—	19,825	—
Depreciation	(2,126)	(2,195)	(681)	(738)
Financing costs	(5,634)	(5,532)	(1,973)	(1,808)
Net income	21,182	2,021	19,946	739
Net loss attributable to noncontrolling interests in subsidiaries	538	366	215	140
Net income attributable to common equity	$21,720	$2,387	$20,161	$879

Note 9 – Income taxes:

FREIT has elected to be treated as a REIT for federal income tax purposes and as such intends to distribute at least 90% of its ordinary taxable income (to maintain its status as a REIT) and 100% of its capital gain from the sale of the Franklin Crossing shopping center to its stockholders as dividends for the fiscal year ending October 31, 2026. For the fiscal year ended October 31, 2025, FREIT has distributed 100% of its ordinary taxable income to its stockholders as dividends. Accordingly, no provision for federal or state income taxes was recorded in FREIT’s condensed consolidated financial statements for the nine and three months ended July 31, 2026 and 2025.

As of July 31, 2026, FREIT had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended October 31, 2023 remain open to examination by the major taxing jurisdictions.

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

As of July 31, 2026, 408,621 shares are available for issuance under the Plan.

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

Minimum fixed lease consideration (in thousands of dollars) under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and rents from tenants for which collectability is deemed to be constrained, for the twelve months ending October 31, as of July 31, 2026, is as follows:

Year Ending October 31,	Amount
2026*	$3,417
2027	3,063
2028	2,685
2029	2,529
2030	2,410
Thereafter	3,078
Total	$17,182

*Amount represents full fiscal year and excludes rents from the Franklin Crossing shopping center sold on July 8, 2026.

The above amounts assume that all leases that expire are not renewed and, accordingly, neither month-to-month nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for the nine and three months ended July 31, 2026 and 2025 were not material.

Residential tenants:

Lease terms for residential tenants are generally for one to two years in term.

Note 12 – Property disposition:

On April 8, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Franklin Crossing Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller would sell to the Purchaser 100% of Seller’s ownership interests in the Franklin Crossing shopping center located in Franklin Lakes, New Jersey, (“Franklin Crossing”) in exchange for the purchase price of $27,000,000, subject to the terms and conditions of the Franklin Crossing Agreement.

On July 8, 2026, the sale of Franklin Crossing, which had a net book value of approximately $5.6 million, was consummated for a purchase price of $27,000,000. FREIT received net proceeds from the sale of approximately $25.4 million after payment of certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $446,000 (See Note 6). The sale of Franklin Crossing resulted in a net gain of approximately $19.8 million which includes a write-off of the straight-line rent receivable of approximately $0.2 million and a write-off of unamortized lease commissions of approximately $0.1 million.

Note 13 – Adoption of Plan of Voluntary Liquidation:

On May 12, 2026, FREIT’s Board unanimously determined advisable and approved a Plan of Voluntary Liquidation (the “Plan of Voluntary Liquidation”). The Plan of Voluntary Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986, as amended, and the Maryland General Corporation Law. Effectiveness of the Plan of Voluntary Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast a majority of all the votes entitled to be cast on the matter. The Company will seek stockholder approval for the Plan at a special meeting scheduled to be held on September 29, 2026.

Upon the effectiveness of the Plan of Voluntary Liquidation and pursuant thereto, the Company is authorized to sell, convey, transfer and deliver or otherwise dispose of, or cause its subsidiaries to sell, convey, transfer and deliver or otherwise dispose of, the assets, without further stockholder approval. The Plan of Voluntary Liquidation further provides that upon a determination of the Board, the Company may transfer and assign any remaining assets of the Company and its subsidiaries to a liquidating trust (a “Liquidating Trust”), subject to the terms of the Plan of Voluntary Liquidation, and the Board may cause the Company to make the final distribution to the Company’s stockholders as a distribution in kind of beneficial interests in the Liquidating Trust, at such time as the Board deems appropriate or advantageous in its discretion.

Upon the adoption of the Plan of Liquidation, FREIT will cease reporting as a going concern and will thereafter prepare and report its financial statements on the liquidation basis of accounting.

Note 14 –Purchase and Sale Agreement:

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

Note 15 – Stockholder Rights Agreement:

On May 13, 2026, FREIT’s Board entered into a First Amendment to the Stockholder Rights Agreement dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent. The First Amendment to the Stockholder Rights Agreement extends the term and the final expiration date of the Stockholder Rights Agreement from July 31, 2026 to July 31, 2029.

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

Although FREIT believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties. These and certain other uncertainties, factors and risks, including those risk factors set forth and further described in Part I, Item 1A entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, and other risks described in our subsequent filings with the SEC, may cause our actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, including the purchase of retail products over the Internet, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents, the financial condition of tenants and the default rate on leases, operating and administrative expenses and the availability of financing; interest rate risk; adverse changes in FREIT’s real estate markets, including, among other things, competition with other real estate owners, competition confronted by tenants at FREIT’s commercial properties; governmental actions and initiatives; environmental/safety requirements; risks of real estate development and acquisitions; and public health crises, epidemics and pandemics; and FREIT’s ability to satisfy the conditions to closing the proposed sale transaction involving the Westwood Plaza shopping center. The risks with respect to the development of real estate include: increased construction costs, inability to obtain construction financing, or unfavorable terms of financing that may be available, unforeseen construction delays and the failure to complete construction within budget. Other risks to which FREIT is subject are: the possibility that FREIT’s stockholders do not approve the Plan of Voluntary Liquidation; changes in the amount and timing of the total liquidating distributions, including as a result of unexpected levels of transaction costs, delayed or terminated closings, liquidation costs or unpaid or additional liabilities and obligations; the possibility of converting to a liquidating trust; and the occurrence of any event, change or other circumstances that could give rise to the termination of the Plan of Voluntary Liquidation.

OVERVIEW

FREIT is an equity real estate investment trust (“REIT”) that is self-administered and externally managed. FREIT owns a portfolio of residential apartment and commercial properties. FREIT’s revenues consist primarily of rental income and other related revenues from its residential and commercial properties. FREIT’s properties are primarily located in northern New Jersey and New York.

The economic and financial environment: The U.S. economy continued to expand during the second quarter of 2026, although at a more moderate pace. Real gross domestic product (“GDP”) increased at an annualized rate of approximately 1.5% in the second calendar quarter of 2026, compared with 2.1% in the first calendar quarter of 2026. The labor market has remained relatively stable, with the U.S. unemployment rate at 4.1% in July 2026. Consumer price inflation remained elevated, with the Consumer Price Index (“CPI”) increasing 3.4% for the twelve months ended July 2026, compared with an increase of 2.7% for the twelve months ended July 2025. Inflation, however, remains above the Federal Reserve’s 2% longer-term objective. The Federal Reserve maintained the federal funds target range at 3.50% to 3.75% at its July 2026 meeting, citing continued economic expansion, elevated inflation and uncertainty associated in part with geopolitical developments and energy prices. The average rate for a 30-year fixed-rate mortgage was approximately 6.65%, remaining significantly above pre-2022 levels. The economic and financial environment remains subject to uncertainty, including the potential effects of elevated interest rates, inflation, tariffs and other trade policies, energy prices and geopolitical developments. Changes in these conditions could affect consumer and business activity, the cost and availability of financing, real estate valuations, and the operating performance and liquidity of real estate companies.

Residential Properties: Our residential portfolio continues to generate positive cash flow. While average rents on turned units and renewal leases have remained generally stable across much of the portfolio, we are observing a modest but noticeable softening in market conditions compared to prior quarters. This relative stability has continued to support FREIT’s income; however, the potential impact of elevated interest rates, inflation, energy prices and broader economic conditions on portfolio performance over the next year remains uncertain.

Commercial Properties: Vacancy rates at the Westwood Plaza and Preakness shopping centers remain elevated. Higher vacancy levels and continued uncertainty in economic conditions could adversely affect rental income and property performance. In addition, elevated interest rates, inflation and other economic conditions could adversely affect the financial condition of our existing and prospective commercial tenants, which could affect their ability to meet their lease obligations and could make it more difficult to attract and retain tenants.

Franklin Crossing Sale: On April 8, 2026, FREIT (the “Seller”) entered into a Purchase and Sale Agreement (the “Franklin Crossing Agreement”) with an affiliate of Regency Centers Corporation (the “Purchaser”), pursuant to which the Seller would sell to the Purchaser 100% of Seller’s ownership interests in the Franklin Crossing shopping center located in Franklin Lakes, New Jersey, (“Franklin Crossing”) in exchange for the purchase price of $27,000,000, subject to the terms and conditions of the Franklin Crossing Agreement.

On July 8, 2026, the sale of Franklin Crossing, which had a net book value of approximately $5.6 million, was consummated for a purchase price of $27,000,000. FREIT received net proceeds from the sale of approximately $25.4 million after payment of certain transactional expenses and transfer taxes including a brokerage fee due to Hekemian & Co. of approximately $446,000 (See Note 6 to FREIT’s condensed consolidated financial statements for additional information). The sale of Franklin Crossing resulted in a net gain of approximately $19.8 million which includes a write-off of the straight-line rent receivable of approximately $0.2 million and a write-off of unamortized lease commissions of approximately $0.1 million. (See Note 12 to FREIT’s condensed consolidated financial statements for additional information.)

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

FREIT’s Board of Directors (“Board”) unanimously approved the Westwood Plaza Agreement and the transaction contemplated thereby. (See Note 14 to FREIT’s condensed consolidated financial statements for additional information.)

Approval of Plan of Voluntary Liquidation: On May 12, 2026, FREIT’s Board unanimously determined advisable and approved a Plan of Voluntary Liquidation (the “Plan of Voluntary Liquidation”). The Plan of Voluntary Liquidation provides for the Company’s complete liquidation and dissolution in accordance with Section 331, Section 336 and Section 346(a) of the Internal Revenue Code of 1986, as amended, and the Maryland General Corporation Law. Effectiveness of the Plan of Voluntary Liquidation is subject to approval by the affirmative vote of the holders of Common Stock entitled to cast a majority of all the votes entitled to be cast on the matter. The Company will seek stockholder approval for the Plan at a special meeting scheduled to be held on September 29, 2026.

Upon the effectiveness of the Plan of Voluntary Liquidation and pursuant thereto, the Company is authorized to sell, convey, transfer and deliver or otherwise dispose of, or cause its subsidiaries to sell, convey, transfer and deliver or otherwise dispose of, the assets, without further stockholder approval. The Plan of Voluntary Liquidation further provides that upon a determination of the Board, the Company may transfer and assign any remaining assets of the Company and its subsidiaries to a liquidating trust (a “Liquidating Trust”), subject to the terms of the Plan of Voluntary Liquidation, and the Board may cause the Company to make the final distribution to the Company’s stockholders as a distribution in kind of beneficial interests in the Liquidating Trust, at such time as the Board deems appropriate or advantageous in its discretion.

Upon the adoption of the Plan of Liquidation, FREIT will cease reporting as a going concern and will thereafter prepare and report its financial statements on the liquidation basis of accounting. (See Note 13 to FREIT’s condensed consolidated financial statements for additional information.)

Third and Fourth Amendments to Management Agreement: On May 13, 2026, FREIT entered into a Third Amendment, subsequently amended on September 10, 2026 as a Fourth Amendment, to the Management Agreement dated November 1, 2001 between the Company and Hekemian & Co. The Third and Fourth Amendments provide that upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in each property managed by Hekemian & Co, including sales or dispositions of a managed property in furtherance of the Plan of Voluntary Liquidation (See Note 13 to FREIT’s condensed consolidated financial statements for further details.), the Management Agreement shall automatically terminate with respect to such property and the Company shall pay to Hekemian & Co. (a) any and all commissions and fees for management services and reimbursement required to be paid by the Company pursuant to the Management Agreement in respect of the applicable property up to the termination date, calculated on a pro rata basis plus (b) a termination fee in respect to such property equal to 2.5 times one (1) year’s Base Management Fee in respect of such property. The Base Management Fee is computed by dividing the annual base management fee allocable to the applicable property paid by the Company to Hekemian & Co. over the immediately prior three (3) fiscal years prior to such termination by three (3).

Upon the closing of any sale or other disposition of the Company’s entire direct or indirect interest in a managed property, including sales or dispositions in furtherance of the Plan of Voluntary Liquidation, the Company is required to pay to Hekemian & Co. a fee equal to 1.65% of the sales price for the property. In the event that the Company owns less than a 100% interest in a property, then the total individual property termination fee and sale of property fee with respect to such property shall be computed based upon 100% of such property. FREIT shall be responsible for the payment of a percentage of the fee equal to its direct or indirect percentage ownership of the applicable property, Hekemian & Co. shall cause the other owner(s) of the applicable property to pay the remaining portion of such fee and FREIT shall have no responsibility for the remaining portion of such fee.

(See Note 6 to FREIT’s condensed consolidated financial statements for additional information.)

Incentive Compensation Arrangement: To provide an incentive to Robert S. Hekemian, Jr., Chief Executive Officer, President and a director of the Trust, to facilitate the timely sale of FREIT’s properties under the Plan of Voluntary Liquidation, the Board has approved an incentive compensation arrangement that will entitle Mr. Hekemian to a $1,000,000 cash bonus if the Company sells and/or enters into contracts to sell all of its real properties within 18 months after the approval of the Plan of Voluntary Liquidation by FREIT’s stockholders and receives aggregate gross proceeds from such sales in excess of $319.9 million. To receive the bonus, the sale of all of the Company’s properties must close.

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

(See Note 6 to FREIT’s condensed consolidated financial statements for additional information.)

Stockholder Rights Agreement Extension: On May 13, 2026, FREIT’s Board entered into a First Amendment to the Stockholder Rights Agreement dated July 31, 2023, between the Company and Computershare Trust Company, N.A., as Rights Agent. The First Amendment to the Stockholder Rights Agreement extends the term and final expiration date of the Stockholder Rights Agreement from July 31, 2026 to July 31, 2029. (See Note 15 to FREIT’s condensed consolidated financial statements for additional information.)

Amendment to Wayne PSC Operating Agreement and Member Funding: FREIT owns a 40% equity interest in Wayne PSC, LLC (“Wayne PSC”) and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co.

On June 17, 2026, in connection with the modification of the loan on the Preakness shopping center (the “Preakness Property”), Wayne PSC amended its operating agreement to allow FREIT and certain members of the Hekemian family, in their individual capacities, to make contributions to Wayne PSC in exchange for preferred interests in the limited liability company. FREIT contributed $2 million in exchange for a 40% preferred member interest, and certain members of the Hekemian family collectively contributed $3 million (inclusive of $1 million from Robert S. Hekemian, Jr. and $1 million from David B. Hekemian) in exchange for a 60% preferred member interest (collectively, the “Preferred Members”) for a total of $5 million. These contributions funded the required $5 million loan paydown. (See Note 7 for additional details on the loan modification.) The Preferred Members are entitled to a 15% cumulative preferred return per annum on their preferred capital contributions. Distributions of cash flow will be made first to the Preferred Members on a pro-rata basis to the extent of the unpaid accrued preferred return; second, to the Preferred Members on a pro rata basis to the extent of their unrecovered preferred capital; and third, FREIT and H-TPKE (collectively, the “Common Members”) in accordance with their common percentage interests (which are 40% and 60%, respectively).

On June 17, 2026, the Common Members in Wayne PSC, each entered into a revolving credit note based on each member’s respective pro-rata share of the aggregate funding amount of $3,000,000, with funding of up to $1,200,000 for FREIT and $1,800,000 for H-TPKE. Each revolving credit note will be for a term of five (5) years, has a maturity date of June 16, 2031 and shall accrue interest on the outstanding principal balance at a fixed interest rate of 6.875%. The outstanding principal balance and all accrued and unpaid interest on each revolving credit note shall be payable on the earlier to occur of (i) the last day of the term; (ii) the sale or disposition of the Preakness Property; or (iii) any refinancing of the Preakness Property that results in the receipt of net cash proceeds by Wayne PSC. In connection with the loan modification, Wayne PSC required funding to replenish the loan’s interest reserve account by $1,145,139. Accordingly, on June 17, 2026, each Common Member contributed its respective pro-rata share of this funding requirement with FREIT funding $458,056 and H-TPKE funding $687,083. As of July 31, 2026, the balance on each of these notes, including interest, was $462,024 for FREIT and $693,036 for H-TPKE.

(See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for additional information.)

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. The pay down of this loan resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Valley National Bank has issued several extensions of the loan’s maturity date, with the most recent extension through November 1, 2026, based on the same terms and conditions of the existing loan agreement. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

On August 1, 2025, the mortgage secured by the Preakness Shopping center located in Wayne, New Jersey, reached its maturity date. ConnectOne Bank issued several extensions of the loan’s maturity date. Effective June 22, 2026, Wayne PSC entered into a loan extension and modification agreement with ConnectOne Bank and paid down this loan by approximately $5 million, reducing the outstanding balance to $20 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for five years to July 1, 2031, the interest rate on the outstanding debt is based on a fixed interest rate of 6.875% and monthly principal and interest payments of approximately $141,061 are required. Additionally, Wayne PSC replenished its interest reserve escrow account by $1,145,139, increasing the balance in this account from $404,861 to $1,550,000. (See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for further details.)

On August 31, 2026, Westwood Hills, LLC refinanced its mortgage, secured by an apartment building located in Westwood, New Jersey, in the amount of approximately $24,541,000 (which would have matured on September 1, 2026) with a new lender, ConnectOne Bank, in the amount of $25,000,000. This loan is based on a fixed interest rate of 6.28% and is interest only for the first three years of the term with monthly installments thereafter of approximately $131,000 each month through October 1, 2029. Commencing on November 1, 2029, monthly installments of principal plus interest totaling approximately $162,000 are required each month until September 1, 2031 at which time the unpaid balance is due. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were previously secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. On May 26, 2026, FREIT’s $13 million line of credit was replaced with a $20 million line of credit, provided by Provident Bank, and secured by a mortgage on FREIT’s Boulders apartment property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2026 and October 31, 2025 there was no amount outstanding and $20 million was available under this line of credit as of July 31, 2026. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used, which are outlined in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, have been applied consistently as of July 31, 2026, and for the nine and three months ended July 31, 2026 and 2025. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments.

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

RESULTS OF OPERATIONS

Real estate revenue for the nine months ended July 31, 2026 (“Current Nine Months”) increased 4.2% to $22,675,000 compared to $21,771,000 for the nine months ended July 31, 2025 (“Prior Year’s Nine Months”). Real estate revenue for the three months ended July 31, 2026 (“Current Quarter”) increased 4.0% to $7,537,000 compared to $7,244,000 for the three months ended July 31, 2025 (“Prior Year’s Quarter”).

The increase in revenue of approximately $900,000 for the Current Nine Months was primarily driven by an approximately $530,000 increase in residential revenue from higher base rents, despite a modest decline in average occupancy from 96.9% in the Prior Year’s Nine Months to 95.8% in the Current Nine Months, and an approximately $380,000 increase in commercial revenue. Commercial revenue growth was primarily attributable to the following: (a) an approximately $150,000 increase in reimbursable revenue, mainly due to higher recoveries from a collectability-constrained tenant at the Preakness shopping center and increased reimbursable costs, primarily related to snow removal; and (b) approximately $250,000 of additional rent from TJ Maxx at the Westwood Plaza shopping center following the expiration of its co-tenancy clause.

The increase in revenue of approximately $290,000 for the Current Quarter was primarily driven by an increase of approximately $230,000 in residential revenue resulting from higher base rents, despite a slight decline in average occupancy from 96.9% in the Prior Year’s Quarter to 96.3% in the Current Quarter, and an increase of approximately $70,000 in commercial revenue. Commercial revenue growth was primarily attributed to approximately $40,000 of additional rent from TJ Maxx following the expiration of its co-tenancy clause and an increase in average occupancy at the Westwood Plaza shopping center from 27.1% in the Prior Year’s Quarter to 34.9% in the Current Quarter.

Net income-common equity for the Current Nine Months and Current Quarter was $21,720,000 ($2.90 per share basic and diluted) and $20,161,000 ($2.69 per share basic and diluted) compared to $2,387,000 ($0.32 per share basic and diluted) and $879,000 ($0.12 per share basic and diluted), for the Prior Year’s comparable periods.

The schedule below provides a detailed analysis of the major changes that impacted net income-common equity for the nine and three months ended July 31, 2026 and 2025:

	Nine Months Ended			Three Months Ended
	July 31,			July 31,
	2026	2025	Change	2026	2025	Change
	(In Thousands of Dollars)			(In Thousands of Dollars)
Income from real estate operations:
Commercial properties	$1,803	$1,579	$224	$599	$505	$94
Residential properties	9,715	9,389	326	3,292	3,137	155
Total income from real estate operations	11,518	10,968	550	3,891	3,642	249

Financing costs:
Fixed rate mortgages	(5,061)	(5,168)	107	(1,705)	(1,679)	(26)
Other	(6)	—	(6)	(6)	—	(6)
Mortgage cost amortization	(567)	(364)	(203)	(262)	(129)	(133)
Total financing costs	(5,634)	(5,532)	(102)	(1,973)	(1,808)	(165)

Investment income	846	1,053	(207)	297	303	(6)

General & administrative expenses:
Accounting fees	(309)	(324)	15	(103)	(104)	1
Legal and professional fees	(1,026)	(343)	(683)	(652)	(37)	(615)
Directors fees	(1,135)	(1,029)	(106)	(402)	(296)	(106)
Corporate expenses	(671)	(564)	(107)	(219)	(187)	(32)
Total general & administrative expenses	(3,141)	(2,260)	(881)	(1,376)	(624)	(752)

Depreciation	(2,126)	(2,195)	69	(681)	(738)	57
Loss on investment in tenancy-in-common	(106)	(13)	(93)	(37)	(36)	(1)
Adjusted net income	1,357	2,021	(664)	121	739	(618)

Net gain on sale of property	19,825	—	19,825	19,825	—	19,825
Net income	21,182	2,021	19,161	19,946	739	19,207

Net loss attributable to noncontrolling interests in subsidiaries	538	366	172	215	140	75

Net income attributable to common equity	$21,720	$2,387	$19,333	$20,161	$879	$19,282

The condensed consolidated results of operations for the Current Nine Months and Current Quarter are not necessarily indicative of the results to be expected for the full year or any other period. The table above includes income from real estate operations, which is a non-

GAAP financial measure and is not a measure of operating results or cash flow as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs.

Adjusted net income for the Current Nine Months and Current Quarter was net income of $1,357,000 ($0.18 per share basic and diluted) and $121,000 ($0.02 per share basic and diluted) compared to $2,021,000 ($0.27 per share basic and diluted) and $739,000 ($0.10 per share basic and diluted) for the Prior Year’s comparable periods. Adjusted net income is a non-GAAP financial measure that management believes is a useful and meaningful gauge to investors of the Company's operating performance. Adjusted net income excludes certain items that management believes are not indicative of the Company's ongoing operating performance, including gains and losses from the sale of real estate.

The decrease in adjusted net income of approximately $660,000 for the Current Nine Months was primarily driven by higher operating and other expenses and lower investment income, partially offset by higher revenue of approximately $900,000 (FREIT’s share $780,000). Expenses increased primarily due to an approximately $880,000 rise in general and administrative expenses (“G&A”) related to legal and professional costs associated with the sales of certain properties and the development of a plan of liquidation, an approximately $310,000 increase in snow removal costs (FREIT’s share $240,000) resulting from a harsher winter, and an approximately $150,000 increase in utility costs (FREIT’s share $90,000) due to rising energy prices. Investment income declined by approximately $210,000 (FREIT’s share $180,000), primarily due to lower average cash balances.

The decrease in adjusted net income of approximately $620,000 for the Current Quarter was primarily driven by higher operating and other expenses and lower investment income, partially offset by higher revenue of approximately $290,000 (FREIT’s share $270,000). Expenses increased due to an approximately $750,000 increase in G&A related to legal and professional costs associated with the sales of certain properties and the development of a plan of liquidation, and an approximately $170,000 increase in total financing costs (FREIT’s share $45,000) primarily attributed to the modification and extensions of the loan on the Preakness shopping center during the Current Quarter.

(Refer to the segment disclosure below for a more detailed discussion of the financial performance of FREIT’s commercial and residential segments.)

SEGMENT INFORMATION

The following tables set forth comparative net operating income ("NOI") data for FREIT’s real estate segments and reconcile the NOI to condensed consolidated net income-common equity for the Current Nine Months and Current Quarter as compared to the Prior Year’s comparable periods (see below for definition of NOI):

	Commercial						Residential				Combined
	Nine Months Ended						Nine Months Ended				Nine Months Ended
	July 31,				Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2026		2025		$	%	2026	2025	$	%	2026	2025
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$4,345		$4,179		$166	4.0%	$16,473	$15,989	$484	3.0%	$20,818	$20,168
Reimbursements	1,532		1,378		154	11.2%	3	5	(2)	-40.0%	1,535	1,383
Other	7		28		(21)	-75.0%	321	275	46	16.7%	328	303
Total revenue	5,884		5,585		299	5.4%	16,797	16,269	528	3.2%	22,681	21,854
Operating expenses	4,075		3,923		152	3.9%	7,082	6,880	202	2.9%	11,157	10,803
Net operating income	$1,809		$1,662		$147	8.8%	$9,715	$9,389	$326	3.5%	11,524	11,051
Net gain on sale of property	$19,825		$—		$19,825	100.0%	$—	$—	$—	0.0%	19,825	—

Average Occupancy %	39.6%	*	39.5%	*		0.1%	95.8%	96.9%		-1.1%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	(6)	(83)
Investment income	846	1,053
General and administrative expenses	(3,141)	(2,260)
Loss on investment in tenancy-in-common	(106)	(13)
Depreciation	(2,126)	(2,195)
Financing costs	(5,634)	(5,532)
Net income	21,182	2,021
Net loss attributable to noncontrolling interests in subsidiaries	538	366
Net income attributable to common equity	$21,720	$2,387

	Commercial						Residential				Combined
	Three Months Ended						Three Months Ended				Three Months Ended
	July 31,				Increase (Decrease)		July 31,		Increase (Decrease)		July 31,
	2026		2025		$	%	2026	2025	$	%	2026	2025
	(In Thousands)						(In Thousands)				(In Thousands)
Rental income	$1,432		$1,406		$26	1.8%	$5,545	$5,379	$166	3.1%	$6,977	$6,785
Reimbursements	410		398		12	3.0%	5	(1)	6	-600.0%	415	397
Other	—		1		(1)	-100.0%	141	88	53	60.2%	141	89
Total revenue	1,842		1,805		37	2.0%	5,691	5,466	225	4.1%	7,533	7,271
Operating expenses	1,247		1,273		(26)	-2.0%	2,399	2,329	70	3.0%	3,646	3,602
Net operating income	$595		$532		$63	11.8%	$3,292	$3,137	$155	4.9%	3,887	3,669
Net gain on sale of property	$19,825		$—		$19,825	100.0%	$—	$—	$—	0.0%	19,825	—

Average Occupancy %	41.7%	*	39.2%	*		2.5%	96.3%	96.9%		-0.6%

Reconciliation to condensed consolidated net income-common equity:
Deferred rents - straight lining	4	(27)
Investment income	297	303
General and administrative expenses	(1,376)	(624)
Loss on investment in tenancy-in-common	(37)	(36)
Depreciation	(681)	(738)
Financing costs	(1,973)	(1,808)
Net income	19,946	739
Net loss attributable to noncontrolling interests in subsidiaries	215	140
Net income attributable to common equity	$20,161	$879

*	Average occupancy rate excludes the Franklin Crossing shopping center from all periods presented as the property was sold in the Current Quarter. See Note 12 to FREIT’s condensed consolidated financial statements for further details.

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

COMMERCIAL SEGMENT

The commercial segment contains four (4) separate properties, excluding the Franklin Crossing shopping center sold on July 8, 2026. (See Note 12 to FREIT’s condensed consolidated financial statements for additional details on the sale of this property.) Three of these properties are multi-tenanted retail centers and one is single tenanted on land located in Rockaway, New Jersey owned by FREIT from which it receives monthly rental income from a tenant who has built and operates a bank branch on the land.

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s commercial segment for the Current Nine Months and Current Quarter increased by 5.4% and 2.0%, respectively, and NOI increased by 8.8% and 11.8%, respectively, as compared to the Prior Year’s comparable periods. Average occupancy for all commercial properties for the Current Nine Months and Current Quarter increased by 0.1% and 2.5%, respectively, as compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Nine Months was driven by the following: (a) an approximately $150,000 increase in reimbursable revenue, mainly due to higher recoveries from a collectability-constrained tenant at the Preakness shopping center and increased reimbursable costs, primarily related to snow removal; and (b) approximately $250,000 of additional rent from TJ Maxx at the Westwood Plaza shopping center following the expiration of its co-tenancy clause.

The increase in NOI for the Current Nine Months was primarily driven by the following: (a) an increase in revenue of approximately $300,000; offset by (b) an increase in total operating expenses of approximately $150,000, primarily related to snow removal costs due to a harsher winter.

The increase in revenue and NOI for the Current Quarter was primarily attributed to approximately $40,000 of additional rent from TJ Maxx following the expiration of its co-tenancy clause and an increase in average occupancy at the Westwood Plaza shopping center from 27.1% in the Prior Year’s Quarter to 34.9% in the Current Quarter.

Same Property Operating Results: FREIT’s commercial segment currently contains four (4) same properties. (See definition of same property under Segment Information above.) The Franklin Crossing shopping center was excluded from same property results for all periods presented because this property was sold in the Current Quarter. Same property revenue for the Current Nine Months and Current Quarter increased by 9.4% and 6.2%, respectively, and same property NOI increased by 79.9% and 146.4%, respectively, as compared to the Prior Year’s comparable periods. The changes resulted from the factors discussed in the immediately preceding paragraph.

Leasing: The following table reflects leasing activity at FREIT’s commercial properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases for the Current Nine Months (excluding any leases executed for the Franklin Crossing shopping center which was sold in the Current Quarter):

RETAIL:	Number of Leases	Lease Area (Sq. Ft.)	Weighted Average Lease Rate (per Sq. Ft.)	Weighted Average Prior Lease Rate (per Sq. Ft.)	% Increase (Decrease)	Tenant Improvement Allowance (per Sq. Ft.) (a)	Lease Commissions (per Sq. Ft.) (a)

Comparable leases (b)	3	8,551	$18.88	$19.43	-2.8%	$—	$0.25

Non-comparable leases	1	8,000	$18.90	N/A	N/A	$—	$0.95

Total leasing activity	4	16,551

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

As indicated in the tables above under the caption Segment Information, total revenue from FREIT’s residential segment for the Current Nine Months and Current Quarter increased by 3.2% and 4.1%, respectively, and NOI increased by 3.5% and 4.9%, respectively, compared to the Prior Year’s comparable periods. Average occupancy for all residential properties for the Current Nine Months and Current Quarter decreased by 1.1% and 0.6%, respectively, compared to the Prior Year’s comparable periods.

The increase in revenue for the Current Nine Months was primarily attributable to higher base rents, despite a modest decline in average occupancy from 96.9% in the Prior Year’s Nine Months to 95.8% in the Current Nine Months. The increase in NOI for the Current Nine Months was primarily attributable to the following: (a) an increase in revenue of approximately $530,000; offset by

(b) an increase in snow removal costs of approximately $120,000 due to a harsher winter; and (c) an increase in utility costs of approximately $90,000 due to rising energy prices.

The increase in revenue and NOI for the Current Quarter was primarily attributable to higher base rents, despite a slight decline in the average occupancy from 96.9% in the Prior Year’s Quarter to 96.3% in the Current Quarter.

Same Property Operating Results: FREIT’s residential segment currently contains six (6) same properties. (See definition of same property under Segment Information above.) Since all of FREIT’s residential properties are considered same properties in the current fiscal year, refer to the preceding paragraphs for discussion of changes in same property results.

FREIT’s residential revenue is principally composed of monthly apartment rental income. Total rental income is a factor of occupancy and monthly apartment rents. Monthly average residential rents at the end of the Current Quarter and the Prior Year’s Quarter were $2,461 and $2,392, respectively. A 1% decline in annual average occupancy, or a 1% decline in average rents from current levels, results in an annual revenue decline of approximately $234,000 and $224,000, respectively.

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

INTEREST EXPENSE INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS (“NET FINANCING COSTS”)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2026	2025	2026	2025
	(In Thousands of Dollars)		(In Thousands of Dollars)
Fixed rate mortgages (a):
1st Mortgages
Existing	$5,061	$5,168	$1,705	$1,679
New	—	—	—	—
Other	6	—	6	—
Total gross financing costs	5,067	5,168	1,711	1,679
Amortization of deferred financing costs	567	364	262	129
Total net financing costs	$5,634	$5,532	$1,973	$1,808

(a) Includes the effect of an interest rate swap contract which effectively converts the floating interest rate to a fixed interest rate over the term of the loan.

Total net financing costs for the Current Nine Months increased by approximately $100,000 or 1.8%, as compared to the Prior Year’s Nine Months which was primarily attributable to the following: (a) an increase of approximately $360,000 resulting from the loan modification and extensions of the loan on the Preakness shopping center in the Current Nine Months; offset by (b) a decrease of approximately $280,000 resulting from the $5.7 million pay down of the loan on the Westwood Plaza shopping center in May 2025.

Total net financing costs for the Current Quarter increased by approximately $170,000 or 9.1%, compared to the Prior Year’s Quarter which was primarily attributable to the modification and extensions of the loan on the Preakness shopping center.

INVESTMENT INCOME

Investment income for the Current Nine Months and Current Quarter was approximately $846,000 and $297,000, respectively, as compared to $1,053,000 and $303,000, respectively, for the Prior Year’s comparable periods. Investment income is principally derived from interest earned from cash on deposit in institutional money market funds and short-term U.S. treasury securities. The decrease in investment income of approximately $210,000 for the Current Nine Months was primarily due to a decline in the average balance of cash and cash equivalents (including US Treasury securities available for sale).

GENERAL AND ADMINISTRATIVE EXPENSES (“G&A”)

G&A for the Current Nine Months and Current Quarter was approximately $3,141,000 and $1,376,000, respectively, as compared to $2,260,000 and $624,000, respectively, for the Prior Year’s comparable periods. The primary components of G&A are legal and professional fees, directors’ fees, corporate expenses and accounting/auditing fees. The increase in G&A of approximately $881,000 and $752,000 for the Current Nine Months and Current Quarter, respectively, were primarily attributed to legal and professional expenses related to the sales of certain properties and the development of a plan of liquidation.

DEPRECIATION

Depreciation expense for the Current Nine Months and Current Quarter was approximately $2,126,000 and $681,000, respectively, as compared to $2,195,000 and $738,000, respectively, for the Prior Year’s comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $3,362,000 for the Current Nine Months compared to approximately $3,928,000 for the Prior Year’s Nine Months. FREIT expects that cash provided by operating activities and cash reserves will be adequate to cover mandatory debt service payments (including payments of interest, but excluding balloon payments, which are expected to be refinanced and/or extended), real estate taxes, dividends, recurring capital improvements at its properties and other needs to maintain its status as a REIT for at least a period of one year from the date of filing of this quarterly report on Form 10-Q.

As of July 31, 2026, FREIT had cash, cash equivalents and restricted cash totaling approximately $20,347,000, as compared to approximately $21,528,000 at October 31, 2025. The decrease in cash, cash equivalents and restricted cash in the Current Nine Months of approximately $1,181,000 was primarily attributable to net cash used in financing activities of approximately $6,217,000 offset by net cash provided by operating activities of approximately $3,362,000 and net cash provided by investing activities of approximately $1,674,000.

The decrease in cash, cash equivalents and restricted cash was primarily attributed to the following: (a) the purchase of investments in U.S. Treasury securities of approximately $62,065,000; (b) repayment of mortgages of approximately $6,460,000; (c) deferred financing costs of approximately $647,000 resulting from the modification and extensions of the loan on the Preakness shopping center; (d) distributions to noncontrolling interests in subsidiaries of approximately $555,000; and (e) capital improvements of approximately $451,000; offset by (f) proceeds received from maturities of U.S. Treasury securities of approximately $38,803,000; (g) proceeds from the sale of the Franklin Crossing shopping center of approximately $25,717,000 (see Note 12 to FREIT’s condensed consolidated financial statements for additional details); (h) contributions from the noncontrolling interest Preferred Members in Wayne PSC, LLC in the amount of $3,000,000 (see Note 6 to FREIT’s condensed consolidated financial statements for additional details); (i) cash provided by operating activities net of dividends paid of approximately $1,120,000; and (j) proceeds received from an affiliate of Wayne PSC, LLC of approximately $687,000 (see Note 6 to FREIT’s condensed consolidated financial statements for additional details).

Credit Line: FREIT’s revolving line of credit in the amount of $13 million, provided by Provident Bank, was set to expire on October 31, 2026. Draws against the $13 million credit line were previously secured by mortgages on FREIT’s Franklin Crossing shopping center in Franklin Lakes, New Jersey and retail space in Glen Rock, New Jersey. On May 26, 2026, FREIT’s $13 million line of credit was replaced with a $20 million line of credit, provided by Provident Bank, and secured by a mortgage on FREIT’s Boulders apartment property in Rockaway, New Jersey. Draws against this credit line can be used for working capital needs and standby letters of credit. The line of credit will expire on October 31, 2029 and the interest rate on any amount outstanding will be based on a floating interest rate of prime minus 25 basis points with a floor of 6.75%. As of July 31, 2026 and October 31, 2025 there was no amount outstanding and $20 million was available under this line of credit as of July 31, 2026. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

Dividend: On July 16, 2026, FREIT’s Board declared a dividend of approximately $748,000 ($0.10 per share on the common stock of FREIT) for the third quarter of Fiscal 2026, which will be paid on September 14, 2026 to stockholders of record at the close of business on August 31, 2026. FREIT’s Board will continue to evaluate the dividend on a quarterly basis and there can be no assurance that dividends will be declared for any future period. In addition, the amount of the dividend declared on July 16, 2026 is not necessarily indicative of the amount of any dividends that may be declared in the future.

As of July 31, 2026, FREIT’s aggregate outstanding mortgage debt was $114.8 million, which bears a weighted average interest rate of 5.68% and an average life of approximately 1.7 years. FREIT’s mortgages are subject to amortization schedules that are longer than the terms of the mortgages. As such, balloon payments (unpaid principal amounts at the mortgage due date) for all mortgage debt will be required as follows:

Fiscal Year	2026	2027	2028	2029	2030	2031
($ in millions)
Mortgage "Balloon" Payments	$24.5 (A)	$17.9	$23.8	$26.0	$0.0	$18.3

(A)	This includes the loan on the Westwood Hills property located in Westwood, New Jersey in the amount of approximately $24.5 million which had a maturity date of September 1, 2026. On August 31, 2026, Westwood Hills, LLC refinanced its mortgage with a new lender, ConnectOne Bank, in the amount of $25,000,000. This loan is based on a fixed interest rate of 6.28% and is interest only for the first three years of the term with monthly installments thereafter of approximately $131,000 each month through October 1, 2029. Commencing on November 1, 2029, monthly installments of principal plus interest totaling approximately $162,000 are required each month until September 1, 2031 at which time the unpaid balance is due. (See Note 7 to FREIT's condensed consolidated financial statements for additional details.)

The following table shows the estimated fair value and net carrying value of FREIT’s long-term debt at July 31, 2026 and October 31, 2025:

($ in Millions)	July 31, 2026	October 31, 2025

Fair Value	$111.2	$118.4
Carrying Value, Net	$114.2	$120.8

Fair values are estimated based on market interest rates at July 31, 2026 and October 31, 2025 and on a discounted cash flow analysis. Changes in assumptions or estimation methods may significantly affect these fair value estimates. The fair value is based on observable inputs (level 2 in the fair value hierarchy as provided by authoritative guidance).

FREIT expects to refinance the individual mortgages with new mortgages or exercise extension options when their terms expire. To this extent, FREIT has exposure to interest rate risk. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt being retired. For example, at July 31, 2026, a 1% interest rate increase would reduce the fair value of FREIT’s debt by $1.9 million, and a 1% decrease would increase the fair value by $2 million.

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

Effective May 1, 2025, FREIT entered into a loan extension and modification agreement with Valley National Bank and paid down this loan by approximately $5.7 million (including deferred interest of approximately $0.2 million) bringing the loan balance to $10 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan was extended for one year to May 1, 2026, the interest rate on the outstanding debt was based on a fixed interest rate of 8.5% and monthly installments of principal and interest of approximately $107,978 were required. The pay down of this loan resulted in annual debt service savings of approximately $705,000. Additionally, the Escrow balance was reduced from $2,000,722 to $1,295,739 resulting in a refund to FREIT of $704,983. This Escrow is held at Valley National Bank and in the event of a default on this loan, the bank shall be permitted to use the proceeds from the Escrow to make monthly debt service payments on the loan. Valley National Bank has issued several extensions of the loan’s maturity date, with the most recent extension through November 1, 2026, based on the same terms and conditions of the existing loan agreement. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

On August 1, 2025, the mortgage secured by the Preakness shopping center located in Wayne, New Jersey, reached its maturity date. ConnectOne Bank issued several extensions of the loan’s maturity date. Effective June 22, 2026, Wayne PSC entered into a loan extension and modification agreement with ConnectOne Bank and paid down this loan by approximately $5 million, reducing the outstanding balance to $20 million. Under the terms and conditions of this loan extension and modification, the maturity date of this loan is extended for five years to July 1, 2031, the interest rate on the outstanding debt is based on a fixed interest rate of 6.875% and monthly principal and interest payments of approximately $141,061 are required. Additionally, Wayne PSC replenished its interest reserve escrow account by $1,145,139, increasing the balance in this account from $404,861 to $1,550,000. (See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for further details.)

On August 31, 2026, Westwood Hills, LLC refinanced its mortgage, secured by an apartment building located in Westwood, New Jersey, in the amount of approximately $24,541,000 (which would have matured on September 1, 2026) with a new lender, ConnectOne Bank, in the amount of $25,000,000. This loan is based on a fixed interest rate of 6.28% and is interest only for the first three years of the term with monthly installments thereafter of approximately $131,000 each month through October 1, 2029. Commencing on November 1, 2029, monthly installments of principal plus interest totaling approximately $162,000 are required each month until September 1, 2031 at which time the unpaid balance is due. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

FREIT owns a 40% equity interest in Wayne PSC, LLC (“Wayne PSC”) and H-TPKE, LLC (“H-TPKE”) owns a 60% equity interest in Wayne PSC. An aggregate of approximately 73% of the membership interests in H-TPKE is controlled by: Robert S. Hekemian, Jr., the Chief Executive Officer, President and a Director of FREIT and a shareholder and officer of Hekemian & Co.; David B. Hekemian, a Director of FREIT and a shareholder and officer of Hekemian & Co.; the late Robert S. Hekemian, the former Chairman and Chief Executive Officer and consultant to FREIT and a former shareholder and former officer of Hekemian & Co.; members of the families of Robert S. Hekemian, Jr., David B. Hekemian and the late Robert S. Hekemian; and other employees of Hekemian & Co.

On June 17, 2026, in connection with the modification of the loan on the Preakness shopping center (the “Preakness Property”), Wayne PSC amended its operating agreement to allow FREIT and certain members of the Hekemian family, in their individual capacities, to make contributions to Wayne PSC in exchange for preferred interests in the limited liability company. FREIT contributed $2 million in exchange for a 40% preferred member interest, and certain members of the Hekemian family collectively contributed $3 million (inclusive of $1 million from Robert S. Hekemian, Jr. and $1 million from David B. Hekemian) in exchange for a 60% preferred member interest (collectively, the “Preferred Members”) for a total of $5 million. These contributions funded the required $5 million loan paydown. (See Note 7 for additional details on the loan modification.) The Preferred Members are entitled to a 15% cumulative preferred return per annum on their preferred capital contributions. Distributions of cash flow will be made first to the Preferred Members on a pro-rata basis to the extent of the unpaid accrued preferred return; second, to the Preferred Members on a pro rata basis to the extent of their unrecovered preferred capital; and third, FREIT and H-TPKE (collectively, the “Common Members”) in accordance with their common percentage interests (which are 40% and 60%, respectively).

On June 17, 2026, the Common Members in Wayne PSC, each entered into a revolving credit note based on each member’s respective pro-rata share of the aggregate funding amount of $3,000,000, with funding of up to $1,200,000 for FREIT and $1,800,000 for H-TPKE. Each revolving credit note will be for a term of five (5) years, has a maturity date of June 16, 2031 and shall accrue interest on the outstanding principal balance at a fixed interest rate of 6.875%. The outstanding principal balance and all accrued and unpaid interest on each revolving credit note shall be payable on the earlier to occur of (i) the last day of the term; (ii) the sale or disposition of the Preakness Property; or (iii) any refinancing of the Preakness Property that results in the receipt of net cash proceeds by Wayne PSC. In connection with the loan modification, Wayne PSC required funding to replenish the loan’s interest reserve account by $1,145,139. Accordingly, on June 17, 2026, each Common Member contributed its respective pro-rata share of this funding requirement with FREIT funding $458,056 and H-TPKE funding $687,083. As of July 31, 2026, the balance on each of these notes, including interest, was $462,024 for FREIT and $693,036 for H-TPKE. (See Notes 6 and 7 to FREIT’s condensed consolidated financial statements for additional information.)

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

FREIT has a variable interest rate loan secured by its Station Place property. To reduce interest rate fluctuations, FREIT entered into an interest rate swap contract for this loan, which effectively converted variable interest rate payments to fixed interest rate payments. The interest rate swap contract was based on a notional amount of approximately $12,350,000 ($10,834,000 at July 31, 2026). FREIT had a variable interest rate loan secured by its Regency property. On December 15, 2024, the Regency loan and its corresponding interest rate swap contract matured with no settlement due at maturity. (See Note 7 to FREIT’s condensed consolidated financial statements for further details.)

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

Early Termination Risk: If FREIT wants to terminate its contract before maturity, it would be bought out or terminated at market value; i.e., the difference in the present value of the anticipated net cash flows from each of the contract’s parties. If current variable interest rates are significantly below FREIT’s fixed interest rate payments, this could be costly. Conversely, if interest rates rise above FREIT’s fixed interest payments and FREIT elected early termination, FREIT would realize a gain on termination. At July 31, 2026, the contract for Station Place was in FREIT’s favor. If FREIT had terminated this contract at that date, it would have realized a gain of approximately $235,000 for the Station Place swap, which amount has been included as an asset in FREIT’s condensed consolidated balance sheet as at July 31, 2026. The change in the fair value for the contract (gain or loss) during such period has been included in comprehensive income and for the nine and three months ended July 31, 2026, FREIT recorded an unrealized gain of approximately $25,000 and $20,000, respectively, in the condensed consolidated statements of comprehensive income. For the nine and three months ended July 31, 2025, FREIT recorded an unrealized loss of approximately $207,000 and unrealized gain of $62,000, respectively, in the condensed consolidated statements of comprehensive income.

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

	For the Nine Months Ended July 31,				For the Three Months Ended July 31,
	2026		2025		2026	2025
	(In Thousands, Except Per Share)				(In Thousands Except Per Share)
Funds From Operations ("FFO") (a)
Net income	$21,182		$2,021		$19,946	$739
Net gain on sale of property	(19,825)		—		(19,825)	—
Depreciation of consolidated properties	2,126		2,195		681	738
Amortization of deferred leasing costs	65		67		21	22
Distributions to noncontrolling interests	(540	)(b)	(480	)(c)	—	—	(c)
Adjustment to loss on investment in tenancy-in-common for depreciation	1,180		1,100		395	368
FFO	$4,188		$4,903		$1,218	$1,867

Per Share - Basic and Diluted	$0.56		$0.66		$0.16	$0.25

(a) As prescribed by NAREIT.
(b) FFO excludes the additional distribution of proceeds to noncontrolling interests in the amount of approximately $15,000 for the nine months ended July 31, 2026 related to the sale of the Rotunda property located in Maryland in a prior year.
(c) FFO excludes the additional distribution of proceeds to noncontrolling interests in the amount of approximately $165,000 and $2,000 for the nine and three months ended July 31, 2025, respectively, related to the sale of the Rotunda and Damascus properties located in Maryland in a prior year.

Adjusted Funds From Operations ("AFFO")
FFO	$4,188		$4,903		$1,218	$1,867
Deferred rents (Straight lining)	6		83		(4)	27
Capital Improvements - Apartments	(389)		(357)		(141)	(154)
AFFO	$3,805		$4,629		$1,073	$1,740

Per Share - Basic and Diluted	$0.51		$0.62		$0.14	$0.23

Weighted Average Shares Outstanding:
Basic and Diluted	7,477		7,468		7,482	7,471

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

Item 4: Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of FREIT’s disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of FREIT’s management, including FREIT’s Chief Executive Officer and Chief Financial Officer, who concluded that FREIT’s disclosure controls and procedures are effective as of July 31, 2026. There has been no change in FREIT’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, FREIT’s internal control over financial reporting.

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

Exhibit 31.1 - Section 302 Certification of Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Chief Financial Officer

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 - The following materials from FREIT’s quarterly report on Form 10-Q for the period ended July 31, 2026, are formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of income; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST REAL ESTATE INVESTMENT
TRUST OF NEW JERSEY, INC.
(Registrant)

Date: September 11, 2026
/s/ Robert S. Hekemian, Jr.
(Signature)
Robert S. Hekemian, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Allan Tubin
(Signature)
Allan Tubin
Chief Financial Officer and Treasurer
(Principal Financial/Accounting Officer)